Form 10-Q
period 2013-06-29
Continental Cement Company, L.L.C.
filed 2013-08-08
CIK 1571274

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 333-187556-38

CONTINENTAL CEMENT COMPANY, L.L.C.

(Exact name of registrant as specified in its charter)

Delaware	27-2594654
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

14755 North Outer Forth Drive #514 Chesterfield, MO	63017
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (636) 532-7440

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer ☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of August 7, 2013, 100 Class A units and 100,000,000 Class B units of our membership interests were issued and outstanding.

Continental Cement Company, L.L.C. meets the conditions set forth in General Instruction H(1)(a) and (b) of
Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q (this “report”) includes “forward-looking statements” within the meaning of the federal securities laws, which involve risks and uncertainties. Forward-looking statements include all statements that do not relate solely to historical or current facts, and you can identify forward-looking statements because they contain words such as “believes,” “expects,” “may,” “will,” “should,” “seeks,” “intends,” “trends,” “plans,” “estimates,” “projects” or “anticipates” or similar expressions that concern our strategy, plans or intentions. All statements made relating to our estimated and projected earnings, margins, costs, expenditures, cash flows, growth rates and financial results are forward-looking statements. These forward-looking statements are subject to risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. We derive many of our forward-looking statements from our operating budgets and forecasts, which are based upon many detailed assumptions. While we believe that our assumptions are reasonable, it is very difficult to predict the impact of known factors, and, of course, it is impossible to anticipate all factors that could affect our actual results. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that the results or conditions described in such statements or our objectives and plans will be achieved. Important factors could affect our results and could cause results to differ materially from those expressed in our forward-looking statements, including but not limited to the factors discussed in the section entitled “Risk Factors” in Summit Materials’ prospectus dated June 10, 2013 (the “Prospectus”), filed with the Securities and Exchange Commission (the “SEC”) in accordance with Rule 424(b) of the Securities Act of 1933, as amended, on June 10, 2013.

All subsequent written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by these cautionary statements.

Any forward-looking statement that we make speaks only as of the date of this report. We undertake no obligation to publicly update or revise any forward-looking statement as a result of new information, future events or otherwise, except as otherwise required by law.

As used in this report, unless otherwise noted or the context otherwise requires, references to “Company,” “we,” “us,” and “our” are to Continental Cement Company, L.L.C., a Delaware limited liability company, and its subsidiary; and references to “Summit Materials” are to Summit Materials, LLC and not to its subsidiaries. The Company is a non-wholly owned indirect subsidiary of Summit Materials.

CONTINENTAL CEMENT COMPANY, L.L.C.

FORM 10-Q

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CONTINENTAL CEMENT COMPANY, L.L.C. AND SUBSIDIARY

Consolidated Balance Sheets

(In thousands, except unit amounts)

	June 29, 2013	December 31, 2012
	(unaudited)	(audited)
Assets
Current assets:
Cash	$8	$599
Accounts receivable, net	13,425	9,924
Due from Summit Materials	—	10,303
Inventories	9,634	7,073
Other current assets	749	815

Total current assets	23,816	28,714
Property, plant and equipment, less accumulated depreciation, depletion and amortization (June 29, 2013—$30,627 and December 31, 2012—$25,056)	303,406	291,666
Goodwill	24,096	24,096
Other assets	11,290	11,447

Total assets	$362,608	$355,923

Liabilities, Redeemable Members’ Interest and Member’s Interest
Current liabilities:
Current portion of long-term debt due to Summit Materials	$763	$965
Accounts payable	9,324	7,248
Accrued expenses	9,458	11,523
Due to Summit Materials	13,093	—

Total current liabilities	32,638	19,736
Long-term debt due to Summit Materials	155,100	155,394
Pension and postretirement benefit obligations	24,809	25,568
Other noncurrent liabilities	1,289	1,524

Total liabilities	213,836	202,222

Commitments and contingencies (see note 5)
Redeemable members’ interest (100,000,000 Class B units issued and authorized)	23,150	22,850
Member’s interest:
Member’s equity (100 Class A units issued and authorized)	135,149	135,118
Retained earnings	2,504	7,764
Accumulated other comprehensive loss	(12,031)	(12,031)

Total member’s interest	125,622	130,851

Total liabilities, redeemable members’ interest and member’s interest	$362,608	$355,923

See notes to unaudited consolidated financial statements.

CONTINENTAL CEMENT COMPANY, L.L.C. AND SUBSIDIARY

Unaudited Consolidated Statements of Operations

(In thousands)

	Three-Month Periods Ended		Six-Month Periods Ended
	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Revenue:
Revenue from third parties:
Product	$17,957	$18,069	$25,820	$26,161
Service	4,336	3,984	6,786	6,146
Revenue from related parties:
Product	4,931	4,088	6,979	6,841

Total revenue	27,224	26,141	39,585	39,148

Cost of revenue (exclusive of items shown separately below):
Product	11,052	10,590	23,389	21,835
Service	2,276	2,246	4,443	4,455

Total cost of revenue	13,328	12,836	27,832	26,290
General and administrative expenses	1,865	1,559	5,400	3,051
Depreciation, depletion, amortization and accretion	2,978	2,649	5,750	5,178

Operating income	9,053	9,097	603	4,629
Other (income) expense, net	(13)	(13)	(72)	245
Interest expense	2,794	3,111	5,635	6,430

Net income (loss)	$6,272	$5,999	$(4,960)	$(2,046)

See notes to unaudited consolidated financial statements.

CONTINENTAL CEMENT COMPANY, L.L.C. AND SUBSIDIARY

Unaudited Consolidated Statements of Cash Flows

(In thousands)

	Six-Month Periods Ended
	June 29, 2013	June 30, 2012
Cash flows from operating activities:
Net loss	$(4,960)	$(2,046)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, depletion, amortization and accretion	5,750	5,178
Other	234	23
(Increase) decrease in operating assets:
Accounts receivable	(3,593)	(5,254)
Inventories	(2,561)	(1,183)
Other current assets	66	1,666
Other assets	70	205
Increase (decrease) in operating liabilities:
Accounts payable	549	(944)
Accrued expenses	(2,193)	4,707
Other liabilities	(1,034)	550

Net cash (used in) provided by operating activities	(7,672)	2,902

Cash flows from investing activities:
Purchase of property, plant and equipment	(15,888)	(7,580)
Other	—	(13)

Net cash used in investing activities	(15,888)	(7,593)

Cash flows from financing activities:
Proceeds from borrowing	—	7,000
Principal payments on long-term debt	(496)	(3,042)
Book overdraft	128	—
Net loans from affiliates	23,337	1,500

Net cash provided by financing activities	22,969	5,458

Net (decrease) increase in cash	(591)	767
Cash – beginning of period	599	55

Cash – end of period	$8	$822

See notes to unaudited consolidated financial statements.

CONTINENTAL CEMENT COMPANY, L.L.C. AND SUBSIDIARY

Unaudited Consolidated Statements of Changes in Redeemable Members’ Interest and Member’s Interest

(In thousands)

		Retained	Accumulated
		earnings	other	Total	Redeemable
	Member’s	(accumulated	comprehensive	member’s	members’
	equity	deficit)	loss	equity	interest
Balance – December 31, 2012	$135,118	$7,764	$(12,031)	$130,851	$22,850
Accretion of redeemable members’ interest	—	(300)	—	(300)	300
Net income	—	(4,960)	—	(4,960)	—
Share-based compensation	31	—	—	31	—

Balance – June 29, 2013	$135,149	$2,504	$(12,031)	$125,622	$23,150

Balance – December 31, 2011	$135,056	$1,739	$(8,383)	$128,412	$22,250
Accretion of redeemable members’ interest	—	(300)	—	(300)	300
Net income	—	(2,046)	—	(2,046)	—
Share-based compensation	31	—	—	31	—

Balance – June 30, 2012	$135,087	$(607)	$(8,383)	$126,097	$22,550

See notes to unaudited consolidated financial statements.

CONTINENTAL CEMENT COMPANY, L.L.C. AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

(In thousands)

(1)	Summary of Organization and Significant Accounting Policies

Continental Cement Company, L.L.C. (the “Company” or “Continental Cement”) produces Portland cement at its plant located in Hannibal, Missouri. Cement distribution terminals are maintained in Hannibal and St. Louis, Missouri and Bettendorf, Iowa. The Company’s primary cement customers are ready-mix operators and contractors located in the Midwestern United States.

Green America Recycling, L.L.C. (“GAR”), a wholly-owned subsidiary of the Company, is engaged in the business of securing, processing and blending hazardous and nonhazardous waste materials primarily for use as supplemental fuels in the cement manufacturing process. GAR’s primary customers are commercial transportation disposal facilities and petroleum and chemical manufacturers located in the continental United States.

The Company is a Delaware limited liability company and is governed by the Amended and Restated Continental Cement Limited Liability Company Agreement, as amended (the “LLC Agreement”). As such, liability of its members is generally limited to the amount of their net investment in the Company. Summit Materials Holdings II, LLC, a wholly-owned subsidiary of Summit Materials, LLC (“Summit Materials”) purchased a controlling interest in the Company effective May 27, 2010.

Basis of Presentation – Management prepared these unaudited consolidated interim financial statements in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information. The consolidated interim financial statements of the Company included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. These unaudited consolidated interim financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto as of and for the year ended December 31, 2012. The Company continues to follow the accounting policies set forth in those consolidated financial statements.

Management believes that these consolidated interim financial statements include all adjustments, normal and recurring in nature, that are necessary to present fairly the financial position of the Company as of June 29, 2013, results of operations for the three and six month periods ended June 29, 2013 and June 30, 2012 and cash flows for the six month periods ended June 29, 2013 and June 30, 2012.

In 2013, the Company changed its fiscal year from a calendar year to a 52 week year with each quarter comprised of 13 weeks ending on a Saturday. Under this new fiscal year, the Company’s second quarter in 2013 ended on June 29 compared to the calendar quarter ended June 30, 2012. The impact of this change to the Company’s financial position, results of operations and liquidity is immaterial.

Substantially all of the Company’s products are consumed outdoors primarily in the spring, summer and fall. Seasonal changes and other weather-related conditions can affect the sales volumes of its products. Therefore, the financial results for any interim period do not necessarily indicate the results expected for the year. Furthermore, the Company’s sales and earnings are sensitive to national, regional and local economic conditions and to cyclical swings in construction spending.

Principles of Consolidation – The consolidated financial statements of the Company include the accounts of Continental Cement and its wholly-owned subsidiary, GAR. All significant intercompany balances and transactions have been eliminated.

Use of Estimates – The consolidated financial statements have been prepared in conformity with GAAP, which require management to make estimates and assumptions that affect the reported amounts and disclosures in the consolidated financial statements. These estimates and the underlying assumptions affect the amounts of assets and liabilities reported and disclosures about contingent assets and liabilities. Such estimates include the valuation of accounts receivable, inventories, goodwill, intangible and other long-lived assets, pension and other postretirement obligations, asset retirement obligations and the redeemable members’ interest. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment. Management adjusts such estimates and assumptions when circumstances dictate. As future events and their effects cannot be determined with precision, actual results could differ significantly from estimates made. Changes in estimates, including those resulting from continuing changes in the economic environment, will be reflected in the Company’s consolidated financial statements in the period in which the change in estimate occurs.

CONTINENTAL CEMENT COMPANY, L.L.C. AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

(In thousands)

Business and Credit Concentrations – The majority of the Company’s customers are located in Missouri, Iowa and Illinois. The Company’s accounts receivable consist primarily of accounts of ready-mix operators and contractors within these states. Collection of these accounts is, therefore, dependent on the economic conditions of the area. However, credit granted within the Company’s trade area has been granted to a wide variety of customers and management does not believe that any significant concentrations of credit exist with respect to individual customers or groups of customers who are engaged in similar activities that would be similarly affected by changes in economic or other conditions.

Approximately 15% and 16% of cement sales were with companies owned by a noncontrolling member of the Company during the three and six month periods ended June 29, 2013, respectively, and 14% and 16% during the three and six month periods ended June 30, 2012, respectively. The Company has historically had no collection issues with the noncontrolling member and management expects full collection on all outstanding accounts receivable due from the noncontrolling member.

(2)	Accounts Receivable, net

Accounts receivable, net consists of the following:

	June 29, 2013	December 31, 2012
Trade accounts receivable from unaffiliated entities	$11,759	$8,859
Trade accounts receivable from related parties	1,886	1,193

Accounts receivable	13,645	10,052
Less: allowance for doubtful accounts	(220)	(128)

Accounts receivable, net	$13,425	$9,924

(3)	Inventories

Inventories consist of the following:

	June 29, 2013	December 31, 2012
Raw materials	$765	$475
Work-in-process	3,217	2,248
Finished goods	5,652	4,350

Total inventories	$9,634	$7,073

(4)	Accrued Expenses

Accrued expenses consist of the following:

	June 29, 2013	December 31, 2012
Accrued interest due to Summit Materials	$2,666	$4,283
Accrued interest due to non-controlling interest	961	2,149
Accrued postretirement benefits other than pensions	1,055	1,055
Accrued professional fees	404	400
Accrued payroll, insurance, and benefits	709	897
Accrued bonus liability	501	1,153
Accrued costs to remove barge from waterway	1,806	850
Other	1,356	736

Total	$9,458	$11,523

(5)	Commitments and Contingencies

Litigation and Claims – Continental Cement is party to certain legal actions, claims and regulatory matters arising from the ordinary course of business. In the opinion of management, these actions are without merit or the ultimate disposition, if any, resulting from these actions will not have a material effect on Continental Cement’s consolidated financial position, results of operations or liquidity. Continental Cement records legal fees as incurred.

CONTINENTAL CEMENT COMPANY, L.L.C. AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

(In thousands)

In February 2011, Continental Cement incurred a property loss related to a sunken barge with cement product aboard. Through June 29, 2013, the Company has recognized $3.3 million of charges for lost product aboard the barge and eventual costs to remove the barge from the waterway. As of June 29, 2013, $1.8 million is included in accrued expenses as management’s best estimate of the remaining costs to remove the barge.

Environmental Remediation – Continental Cement’s mining operations are subject to and affected by Federal, state and local laws and regulations relating to the environment, health and safety and other regulatory matters. These operations require environmental operating permits, which are subject to modification, renewal and revocation. Continental Cement regularly monitors and reviews its operations, procedures and policies for compliance with these laws and regulations. Despite these compliance efforts, risk of environmental liability is inherent in the operation of Continental Cement’s business, as it is with other companies engaged in similar businesses and there can be no assurance that environmental liabilities will not have a material adverse effect on Continental Cement in the future.

On October 14, 1999, the Missouri Department of Natural Resources (“MDNR”) and the Environmental Protection Agency granted the Company a Final Hazardous Waste Management Facility Permit that authorizes Continental Cement to handle, treat, store, recover energy from and dispose of hazardous waste as a supplemental fuel source (RCRA Part B Permit). This permit also incorporated certain Boiler and Industrial Furnace regulation emission limits and operating parameters that the Company was subject to prior to the Maximum Achievable Control Technology Standards (“MACTS”). On October 13, 2009, a permit renewal application was submitted to MDNR. MDNR has authorized the Company to operate under interim status pending approval of the permit. Once approved, the renewal is expected to cover another ten-year period.

On July 11, 2006, Continental Cement received a Construction Permit for a new kiln system to replace the system in operation at that time. The new kiln began shakedown operations in 2008 and is operating under the new Hazardous Waste Combustor MACTS. Continental Cement has performed the required confirmatory permit tests and submitted a Notification of Compliance to the regulatory agencies. The amended Construction Permit is in place and Continental Cement is now preparing an application for renewal of the Part 70 Operating Permit that will encompass the new permit requirements as well as those that still apply to the components of the existing facility.

Other – Continental Cement is obligated under various firm purchase commitments for certain raw materials and services that are in the ordinary course of business. The terms of the purchase commitments are generally less than one year. Management does not expect any significant changes in the market value of these goods and services during the commitment period that would have a material adverse effect on the financial position, results of operations, and liquidity of Continental Cement.

Approximately 62% of the Company’s employees are represented by labor organizations under collective bargaining agreements. The collective bargaining agreements expire between 2013 and 2015, subject to mutually-agreed extensions. Historically, the Company has been successful at negotiating successor agreements without any material disruptions to operating activities. The Company does not expect the 2013 negotiations to have a material impact on its results of operations, financial position or liquidity.

(6)	Related-Party Transactions

The Company owes $961 to a non-controlling member of Continental Cement for accrued interest on a related party note. The principal balance on the note was repaid as part of Summit Materials’ January 2012 refinancing transaction.

Cement sales to companies owned by certain non-controlling members of Continental Cement were approximately $3,517 and $5,096 for the three and six month periods ended June 29, 2013, respectively, and $3,027 and $5,216 for the three and six month periods ended June 30, 2012, respectively, and accounts receivables due from these parties were approximately $1,282 and $976 as of June 29, 2013 and December 31, 2012, respectively.

Cement sales to other companies owned by Summit Materials were approximately $1,414 and $1,883 for the three and six month periods ended June 29, 2013, respectively, and $1,061 and $1,625 for the three and six month periods ended June 30, 2012, respectively. Accounts receivables due from these parties were approximately $604 and $217 as of June 29, 2013 and December 31, 2012, respectively.

CONTINENTAL CEMENT COMPANY, L.L.C. AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

(In thousands)

(7)	Supplemental Cash Flow Information

Supplemental cash flow information is as follows:

	Six months ended
	June 29, 2013	June 30, 2012
Cash paid for interest	$7,408	$2,568
Non cash financing activities:
Borrowings of long-term debt due to Summit Materials	$—	$156,600
Repayment of long-term debt and accrued interest by Summit Materials	—	(156,600)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to assist in understanding and assessing the trends and significant changes in our results of operations and financial condition. Historical results may not be indicative of future performance. Our forward-looking statements reflect our current views about future events, are based on assumptions and are subject to known and unknown risks and uncertainties that could cause actual results to differ materially from those contemplated by these statements. Factors that may cause differences between actual results and those contemplated by forward-looking statements include, but are not limited to, those discussed in the section entitled “Risk Factors” in the Prospectus and any factors discussed in the section entitled “Cautionary Note Regarding Forward-Looking Statements”. This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our consolidated interim financial statements and the related notes and other information included in this report.

Overview

Continental Cement produces Portland cement (“cement”) at its highly efficient, state-of-the-art, dry cement manufacturing plant located in Hannibal, Missouri and has distribution terminals in Hannibal and St. Louis, Missouri and Bettendorf, Iowa. Continental Cement’s primary customers are ready-mix operators and contractors located in the Midwestern United States. In addition to producing cement, Continental Cement secures, processes and blends hazardous and nonhazardous waste materials primarily for use as supplemental fuels in the cement manufacturing process. Continental Cement’s primary customers for this service are commercial transportation disposal facilities and petroleum and chemical manufacturers located in the continental United States.

Continental Cement serves a variety of end-uses in its market, including residential and non-residential, agricultural and public infrastructure projects. Continental Cement believes exposure to various markets affords greater stability through economic cycles and positions it to capitalize on upside opportunities when recoveries in residential and non-residential construction occur. Continental Cement believes it is a top 20 supplier of cement in the United States by volume and the primary supplier within its local market.

Business Trends and Conditions

Cement is used in most forms of construction activity. Participants in the cement sector typically are large multinational corporations that offer a wide array of construction materials and services. Markets are defined in part by the distance materials may be efficiently transported from a cement distribution facility.

Transportation infrastructure projects, driven by both state and Federal funding programs, represent a significant share of the U.S. heavy-side building materials market. In July 2012, Moving Ahead for Progress in the 21st Century (“MAP-21”) was enacted and took effect in October 2012. MAP-21 is a 27 month, approximately $105 billion transportation funding program that provides for $40.4 billion and $41.0 billion in highway infrastructure investments in fiscal years 2013 and 2014, respectively. The spending levels are consistent with the preceding Federal transportation funding program. In addition to Federal funding, highway construction and maintenance funding is also available through state, county and local agencies. Missouri transportation funds are constitutionally protected and may only be spent on transportation projects. Missouri has approximately $700.0 million in annual construction funding committed to essential road and bridge programs.

Despite the economic challenges of recent years, Continental Cement believes that the enacted Federal transportation funding program extending through fiscal 2014 is a positive development, reducing the uncertainty that existed with the previous funding program that had been subject to 10 short-term extensions. Within many of Continental Cement’s markets, the Federal, state and local governments have taken actions to maintain or grow highway funding during a time in which many areas of spending are facing significant cuts. However, Continental Cement could still be impacted by any economic improvement or slowdown, which could vary by local region and market. Continental Cement’s sales and earnings are sensitive to national, regional and local economic conditions and particularly to cyclical swings in construction spending, especially in the private sector. From a macroeconomic view, the Company sees positive indicators, including upward trends in housing starts, construction employment and highway obligations. All of these factors should result in increased construction activity in the relatively near future as compared to the recently preceding years.

In addition to being subject to cyclical swings, Continental Cement’s business is also seasonal in nature. Almost all of its products are consumed outdoors. Severe weather, seasonal changes and other weather-related conditions can significantly affect the sales volumes of Continental Cement’s products. Normally, the highest sales and earnings are in the second and third quarters and the lowest are in the first and fourth quarters. Winter weather months are generally periods of lower sales as Continental Cement’s customers have fewer active projects. Periods of heavy rainfall also adversely affect Continental Cement’s customers’ work patterns and therefore demand for its products. Continental Cement’s working capital may vary greatly during these peak periods, but generally return to comparable levels as its operating cycle is completed each fiscal year.

Results of Operations

The following discussion of Continental Cement’s results of operations is focused on the material financial measures Continental Cement uses to evaluate the performance of its business. Operating income and margins are discussed in terms of changes in volume, pricing and mix of revenue source (e.g., bulk or retail sales). Continental Cement’s product revenue reflects cement sales and service revenue reflects revenues from the acceptance of waste fuels.

In 2013, the Company changed its fiscal year from a calendar year to a 52 week year with each quarter comprised of 13 weeks ending on a Saturday. Under this new fiscal year, the Company’s second quarter in 2013 ended on June 29 compared to the calendar quarter ended June 30, 2012. The impact of this change to the Company’s financial position, results of operations and liquidity is immaterial.

Non-GAAP Performance Measures

Continental Cement evaluates the performance of its business and allocates its resources primarily based on several factors, including a measure it calls Adjusted EBITDA. Continental Cement defines Adjusted EBITDA as net income (loss) before interest expense and depreciation, depletion, amortization and accretion. Accretion is recognized on asset retirement obligations and reflects the time value of money. Since accretion is similar in nature to interest expense, it is treated consistently with interest expense in determining Adjusted EBITDA.

Adjusted EBITDA reflects an additional way of viewing aspects of Continental Cement’s business that, when viewed with Continental Cement’s GAAP results and the accompanying reconciliations to GAAP financial measures included in the tables below, may provide a more complete understanding of factors and trends affecting Continental Cement’s business. However, it should not be construed as being more important than other comparable GAAP measures and must be considered in conjunction with GAAP measures. In addition, non-GAAP financial measures are not standardized; therefore it may not be possible to compare such financial measures with other companies’ non-GAAP financial measures having the same or similar names. Continental Cement strongly encourages investors to review its consolidated financial statements in their entirety and not rely on any single financial measure.

Reconciliation of Net Income (Loss) to Adjusted EBITDA

	Three months ended		Six months ended
(in thousands)	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Net income (loss)	$6,272	$5,999	$(4,960)	$(2,046)
Interest expense	2,794	3,111	5,635	6,430
Depreciation, depletion and amortization	2,958	2,634	5,710	5,163
Accretion	20	15	40	15

Adjusted EBITDA	$12,044	$11,759	$6,425	$9,562

Consolidated Results of Operations

The tables below set forth Continental Cement’s consolidated results for each of the periods indicated.

	Three months ended		Six months ended
(in thousands)	June 29, 2013	June 30, 2012	June 29, 2013	June 30, 2012
Revenue	$27,224	$26,141	$39,585	$39,148
Cost of revenue (exclusive of items shown separately below)	13,328	12,836	27,832	26,290
General and administrative expenses	1,865	1,559	5,400	3,051
Depreciation, depletion, amortization and accretion	2,978	2,649	5,750	5,178

Operating income	9,053	9,097	603	4,629
Other (income) expense, net	(13)	(13)	(72)	245
Interest expense	2,794	3,111	5,635	6,430

Net income (loss)	$6,272	$5,999	$(4,960)	$(2,046)

Three and six months ended June 29, 2013 compared to June 30, 2012

	Three months ended			Six months ended
(in thousands)	June 29, 2013	June 30, 2012	Variance	June 29, 2013	June 30, 2012	Variance
Revenue	$27,224	$26,141	4.1%	$39,585	$39,148	1.1%
Operating income	$9,053	$9,097	(0.5)%	$603	$4,629	(87.0)%
Operating margin	33.3%	34.8%	(4.3)%	1.5%	11.8%	(87.3)%
Adjusted EBITDA	$12,044	$11,759	2.4%	$6,425	$9,562	(32.8)%

Continental Cement’s revenue increased 4.1% and 1.1% in the three and six month periods ended June 29, 2013 from the comparative periods in 2012, respectively. Cement volumes increased 6.3% in 2013 from sales to a high-volume customer, which, due to pricing, caused a 6.5% decrease in the average selling price (“ASP”) for cement. The pricing and volume movements in cement sales resulted in minimal impact to revenue in the three and six month periods ended June 29, 2013 from the comparative periods in 2012. The Company realized improvement in its waste processing business which contributed to the 4.1% and 1.1% increase in revenue in the three and six month periods ended June 29, 2013, respectively, from the comparative periods in 2012.

Operating margin, which Continental Cement defines as operating income as a percentage of revenue, declined from 34.8% in the second quarter of 2012 to 33.3% in the second quarter of 2013. This decrease was due to the drop in ASP discussed above. Operating margin in the six month period ended June 29, 2013 decreased to 1.5% from 11.8% in 2012 as a result of the decline in prices and a $1.8 million charge for the estimated remaining costs to remove a sunken barge from the Mississippi River.

Adjusted EBITDA improved $0.3 million, or 2.4%, in the second quarter of 2013, consistent with the 4.1% increase in revenue. In the six month period ended June 29, 2013, Adjusted EBITDA decreased by $3.1 million, $1.8 million of which was attributable to costs incurred to remove a sunken barge from the Mississippi River and $1.4 million of higher plant repair costs in the first quarter of 2013. The Company conducts an annual plant shutdown each winter in the first quarter to conduct repair and maintenance activities on the cement plant. The additional costs associated with plant repairs in 2013 were primarily attributable to repairs to the raw mill and finishing mill grinding system.

Other Financial Information

Interest expense

Interest expense decreased in the three and six month periods ended June 29, 2013 from the comparative periods in 2012 due to a decrease in the weighted average borrowing rate as a result of Summit Materials’ February 2013 repricing, through which their borrowing rate was reduced by 1.0%. The favorable pricing adjustment for Summit Materials had a reciprocal impact on Continental Cement’s borrowing rate with Summit Materials. Continental Cement’s average debt balance in the six month period ended June 29, 2013 was $156.1 million, compared to $157.3 million in the six month period ended June 30, 2012.

Liquidity and Capital Resources

Continental Cement’s primary sources of liquidity include cash provided by its operations and amounts available for borrowing from Summit Materials. As of June 29, 2013, Continental Cement had working capital of $(8.1) million as compared to $9.9 million as of December 31, 2012. Working capital is calculated as current assets less current liabilities, excluding the current portion of long-term debt due to Summit Materials. Continental Cement participates in Summit Material’s centralized banking system, through which excess funds are swept to and shortfalls are funded by Summit Materials. As a result, the cash balance held at Continental Cement is nominal.

Given the seasonality of its business, Continental Cement typically experiences significant fluctuations in working capital needs and balances throughout the year with sales peaking in the summer and fall months. Working capital requirements generally increase during the first half of the year as management focuses on repair and maintenance and other set up costs for the upcoming season. Working capital levels then decrease as we wind down the construction season and enter the winter months, which is when we see significant inflows of cash from the build-up of receivables during the peak months of the season.

Despite the seasonality of its sales, Continental Cement produces cement throughout the year with the exception of scheduled plant maintenance during non-peak months. Continental Cement believes it has sufficient financial resources from its liquidity sources to fund its business and operations, including contractual obligations, capital expenditures and debt service obligations for at least the next twelve months. There were no restricted cash balances as of June 29, 2013 or December 31, 2012.

January 2012 Financing Transactions

On January 30, 2012, Summit Materials refinanced its consolidated outstanding indebtedness. The refinancing of the pre-existing long-term debt was partially accounted for as an extinguishment. As a result of the January 2012 financing transactions, Continental Cement’s existing debt was repaid by Summit Materials and was replaced by $156.8 million of long-term debt due to Summit Materials. Continental Cement recognized a charge to earnings of $0.3 million related to financing fees on the debt repaid.

The terms of Summit Materials’ debt limit certain transactions of its subsidiaries, including those of Continental Cement. Continental Cement’s ability to incur additional indebtedness or issue certain preferred shares, pay dividends to its noncontrolling members, redeem stock or make other distributions, make certain investments, sell or transfer certain assets, create liens, consolidate, merge, sell or otherwise dispose of all or substantially all of its assets or enter into certain transactions with affiliates are limited.

Cash Flows

The following table summarizes Continental Cement’s net cash used for or provided by operating, investing and financing activities and Continental Cement’s capital expenditures for the periods indicated:

	Six months ended
(in thousands)	June 29, 2013	June 30, 2012
Net cash (used for) provided by:
Operating activities	$(7,672)	$2,902
Investing activities	(15,888)	(7,593)
Financing activities	22,969	5,458
Cash paid for capital expenditures	$(15,888)	$(7,580)

Operating activities

The seasonal nature of the Company’s industry impacts quarterly operating cash flow when compared with the full year. Full year 2012 net cash provided by operating activities was $22.4 million compared with net cash used in operating activities of $7.7 million in the first half of 2013.

For the six month period ended June 29, 2013, cash used in operating activities was $7.7 million as a result of:

•	Net loss of $5.0 million, offset by non-cash expenses of $6.0 million, which was primarily depreciation, depletion, amortization and accretion expense.

•

Cash utilized for working capital needs approximated $8.7 million primarily as a result of $3.6 million used for accounts receivable and $1.6 million for accounts payable and accrued expenses. As the Company’s products are used outdoors, sales in the spring and summer months exceed those in winter months. As a result, uncollected receivables are typically greater at the end of the second and third quarters and then these amounts are converted to cash as the operating cycle is completed each fiscal year. Also impacting working capital needs was $7.4 million of interest payments in 2013, compared to $2.6 million in the comparative 2012 period due to the contractual timing of cash payments.

•

Inventory utilized cash of $2.6 million as production outpaced sales. Cement volumes in 2013 were relatively consistent with 2012, but plant efficiency improved and the annual plant shutdown was eleven days shorter in 2013 than in 2012.

For the six month period ended June 30, 2012, cash provided by operating activities was $2.9 million as a result of:

•	Net loss of $2.0 million, offset by non-cash expenses of $5.2 million, which was primarily depreciation, depletion, amortization and accretion expense.

•

Cash utilized for working capital needs approximated $0.3 million. Accounts receivables utilized a net $5.3 million from December 31, 2011 to June 30, 2012. In conjunction with the seasonality of our business, for which the majority of our sales occur in the spring, summer and fall, we typically incur an increase in accounts receivable in the second and third quarters of each year. These amounts are converted to cash in the fourth and first quarters of each year. The timing of payments associated with accrued expenses provided $4.7 million of additional cash primarily a result of deferring interest payments. Accrued interest charges approximating $4.0 million, $1.6 million of which was due to a noncontrolling member, was refinanced into long-term debt due to Summit Materials or deferred over a two-year period.

Investing activities

For the six month period ended June 29, 2013, cash used for investing activities was $15.9 million, all of which was related to capital expenditures. The capital expenditures were primarily a result of enhancement costs incurred during the cement plant’s annual scheduled winter shutdown, as well as continued development of the underground mine ($7.8 million) and a storage dome in St. Louis, Missouri ($2.6 million), which will be used to store cement product.

For the six month period ended June 30, 2012, cash used for investing activities was $7.6 million, primarily related to capital expenditures. The capital expenditures included enhancement costs incurred during the cement plant’s annual scheduled winter shutdown, as well as development of the underground mine ($1.9 million).

Financing activities

For the six month period ended June 29, 2013, cash provided by financing activities was $23.0 million, primarily driven by $23.3 million of net borrowings from Summit Materials and its subsidiaries to fund working capital requirements and capital projects.

For the six month period ended June 30, 2012, cash provided by financing activities was $5.5 million, primarily driven by $8.5 million of net borrowings to fund working capital requirements, offset by $3.0 million of payments on long-term debt.

Cash paid for capital expenditures

Continental Cement expended approximately $15.9 million in capital expenditures in the six month period ended June 29, 2013 compared to $7.6 million in the first half of 2012. A significant portion of the increase in capital expenditures in 2013 relates to developing an underground mine to extract limestone on Continental Cement’s Hannibal, MO property where its cement plant is located. Continental Cement spent $7.8 million on the underground mine development in the first half of 2013, as compared to $1.9 million in the first half of 2012.

Continental Cement estimates that it will incur between $23.0 million and $26.0 million in capital expenditures in 2013, which it has funded or expects to fund through cash on hand, cash from operations and available borrowings under Summit Materials’ credit facilities. A significant portion of Continental Cement’s anticipated future capital expenditures relates to development of the underground mine. Continental Cement expects to spend approximately $16.3 million during 2013 and 2014 on this project. Continental Cement believes this project will eliminate the need to strip away overburden that covers the limestone and position the facility to access over 200 years of proven and probable limestone reserves.

Commitments and Contingencies

In the normal course of business, Continental Cement has commitments, lawsuits, claims and contingent liabilities. In the opinion of Continental Cement’s management, the ultimate disposition of these matters will not have a material adverse effect on its consolidated financial position, results of operations or liquidity.

In February 2011, Continental Cement incurred a property loss related to a sunken barge with cement product aboard. Through June 29, 2013, the Company has recognized $3.3 million of charges for lost product aboard the barge and eventual costs to remove the barge from the waterway. As of June 29, 2013, $1.8 million is included in accrued expenses as management’s best estimate of the remaining costs to remove the barge.

Approximately 62% of Continental Cement’s employees are represented by labor organizations under collective bargaining agreements. The collective bargaining agreements expire between 2013 and 2015. Historically, the Company has been successful at negotiating successor agreements without any material disruption to operating activities. Management does not expect 2013 negotiations to have a material impact on results of operations, financial condition or liquidity.

Continental Cement is obligated under various firm purchase commitments for certain raw materials and services that are in the ordinary course of business. The terms of the purchase commitments are generally less than one year. Management does not expect any significant changes in the market value of these goods and services during the commitment period that would have a material adverse effect on the financial position, results of operations, and liquidity of Continental Cement.

Off-Balance Sheet Arrangements

As of June 29, 2013, Continental Cement had no material off-balance sheet arrangements, such as financing arrangements or unconsolidated variable interest entities that either have, or are reasonably likely to have, a current or future material effect on Continental Cement’s results of operations, financial position, liquidity, capital expenditures or capital resources.

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s Principal Executive Officer and the Company’s Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. The Company’s management, with the participation of the Company’s Principal Executive Officer and Principal Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 29, 2013. Based upon that evaluation, the Company’s Principal Executive Officer and Principal Financial Officer concluded that, as of June 29, 2013, the Company’s disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There was no change in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company’s last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

There are no material legal proceedings pending against the Company. Continental Cement is a party from time to time to legal proceedings relating to its operations. The ultimate legal and financial liability in respect to all legal proceedings in which the Company is involved at any given time cannot be estimated with any certainty. However, based upon examination of such matters and consultation with counsel, management currently believes that the ultimate outcome of these contingencies, net of liabilities already accrued on the consolidated balance sheet, will not have a material adverse effect on the Company’s consolidated financial position, although the resolution in any reporting period of one or more of these matters could have a significant impact on the Company’s results of operations and/or cash flows for that period.

ITEM 1A.	RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in the section entitled “Risk Factors” in the Prospectus, which could materially affect the Company’s business, financial condition or future results. The risks described in the Prospectus are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that it currently deems to be immaterial also may materially adversely affect its business, financial condition and/or operating results.

ITEM 4.	MINE SAFETY DISCLOSURES

The information concerning mine safety violations and other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K (17 CFR 229.104) is included in Exhibit 95.1 to this report.

ITEM 5.	OTHER INFORMATION

Pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012, which added Section 13(r) of the Exchange Act, the Company hereby incorporates by reference herein Exhibit 99.1 of this report, which includes disclosures publicly filed and/or provided to The Blackstone Group L.P., an affiliate of certain investment funds that indirectly own a majority of the equity interests of the Company, by Hilton Worldwide, Inc., and Travelport Limited which may be considered the Company’s affiliates. We are not presently aware that we and our subsidiary have knowingly engaged in any transaction or dealing reportable under Section 13(r) of the Exchange Act during the quarter ended June 29, 2013.

ITEM 6.	EXHIBITS

3.1	Certificate of Formation of Continental Cement Company, L.L.C., as amended (incorporated by reference from Exhibit 3.7 to the Registration Statement on Form S-4, filed on March 27, 2013 (File No. 333-187556)).

3.2	Amended and Restated Limited Liability Company Agreement of Continental Cement Company, L.L.C. (incorporated by reference from Exhibit 3.8 to the Registration Statement on Form S-4, filed on March 27, 2013 (File No. 333-187556)).

3.3	First Amendment to Amended and Restated Limited Liability Company Agreement of Continental Cement Company, L.L.C. (incorporated by reference from Exhibit 3.9 to the Registration Statement on Form S-4, filed on March 27, 2013 (File No. 333-187556)).

31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

95.1*	Mine Safety Disclosures.

99.1*	Section 13(r) Disclosure.

101.1	The following materials from Continental Cement Company L.L.C.’s Quarterly Report on Form 10-Q for the quarter ended June 29, 2013, filed on August 8, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Operations, (iii) Consolidated Statements of Cash Flows, (iv) Consolidated Statements of Changes in Redeemable Members’ Interest and Member’s Interest and (v) Notes to Unaudited Consolidated Financial Statements.

*	Filed herewith
**	Furnished herewith

The agreements and other documents filed as exhibits to this report are not intended to provide factual information or other disclosure other than with respect to the terms of the agreements or other documents themselves, and you should not rely on them for that purpose. In particular, any representations and warranties made by us in these agreements or other documents were made solely within the specific context of the relevant agreement or document and may not describe the actual state of affairs as of the date they were made or at any other time.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONTINENTAL CEMENT COMPANY, L.L.C.

Date: August 8, 2013	By:	/s/ Thomas Beck
Thomas Beck
President (Principal Executive Officer)

Date: August 8, 2013	By:	/s/ Mark Strieker
Mark Strieker
Vice President of Finance and Administration (Principal Financial and Accounting Officer)