Form 10-Q
period 2013-09-28
Continental Cement Company, L.L.C.
filed 2013-11-06
CIK 1571274

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 333-187556-38

CONTINENTAL CEMENT COMPANY, L.L.C.

(Exact name of registrant as specified in its charter)

Delaware	27-2594654
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

14755 North Outer Forth Drive #514 Chesterfield, Missouri	63017
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (636) 532-7440

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of November 5, 2013, 100 Class A units and 100,000,000 Class B units of our membership interests were issued and outstanding.

Continental Cement Company, L.L.C. meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q (this “report”) includes “forward-looking statements” within the meaning of the federal securities laws, which involve risks and uncertainties. Forward-looking statements include all statements that do not relate solely to historical or current facts, and you can identify forward-looking statements because they contain words such as “believes,” “expects,” “may,” “will,” “should,” “seeks,” “intends,” “trends,” “plans,” “estimates,” “projects” or “anticipates” or similar expressions that concern our strategy, plans or intentions. All statements made relating to our estimated and projected earnings, margins, costs, expenditures, cash flows, growth rates and financial results are forward-looking statements. These forward-looking statements are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. We derive many of our forward-looking statements from our operating budgets and forecasts, which are based upon many detailed assumptions. While we believe that our assumptions are reasonable, it is very difficult to predict the impact of known factors, and, of course, it is impossible to anticipate all factors that could affect our actual results. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that the results or conditions described in such statements or our objectives and plans will be realized. Important factors could affect our results and could cause results to differ materially from those expressed in our forward-looking statements, including but not limited to the factors discussed in the section entitled “Risk Factors” in Summit Materials, LLC’s prospectus dated June 10, 2013 (the “Prospectus”), filed with the Securities and Exchange Commission (the “SEC”) in accordance with Rule 424(b) of the Securities Act of 1933, as amended, on June 10, 2013.

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

CONTINENTAL CEMENT COMPANY, L.L.C.

FORM  10-Q

		Page No.
PART I — Financial Information

Item 1.	Financial Statements	3

	Consolidated Balance Sheets as of September 28, 2013 (Unaudited) and December 31, 2012	3

	Unaudited Consolidated Statements of Operations for the three and nine months ended September 28, 2013 and September 30, 2012	4

	Unaudited Consolidated Statements of Cash Flows for the nine months ended September 28, 2013 and September 30, 2012	5

	Unaudited Consolidated Statements of Changes in Redeemable Members’ Interest and Member’s Interest for the nine months ended September 28, 2013 and September 30, 2012	6

	Notes to Unaudited Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 4.	Controls and Procedures	15

PART II — Other Information

Item 1.	Legal Proceedings	15

Item 1A.	Risk Factors	15

Item 4.	Mine Safety Disclosures	15

Item 5.	Other Information	15

Item 6.	Exhibits	16

SIGNATURES		17

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CONTINENTAL CEMENT COMPANY, L.L.C. AND SUBSIDIARY

Consolidated Balance Sheets

(In thousands, except unit amounts)

Assets	September 28, 2013	December 31, 2012
	(unaudited)	(audited)
Current assets:
Cash	$9	$599
Accounts receivable, net	14,981	9,924
Due from Summit Materials	—	10,303
Inventories	6,740	7,073
Other current assets	592	815

Total current assets	22,322	28,714
Property, plant and equipment, less accumulated depreciation, depletion and accretion (September 28, 2013 – $33,581 and December 31, 2012 – $25,056)	304,694	291,666
Goodwill	24,096	24,096
Other assets	11,899	11,447

Total assets	$363,011	$355,923

Liabilities, Redeemable Members’ Interest and Member’s Interest
Current liabilities:
Current portion of long-term debt due to Summit Materials	$1,018	$965
Accounts payable	8,021	7,248
Accrued expenses	9,361	11,523
Due to Summit Materials	7,077	—

Total current liabilities	25,477	19,736
Long-term debt due to Summit Materials	154,845	155,394
Pension and postretirement benefit obligations	24,435	25,568
Other noncurrent liabilities	1,309	1,524

Total liabilities	206,066	202,222

Commitments and contingencies (see note 5)
Redeemable members’ interest (100,000,000 Class B units issued and authorized)	23,300	22,850
Member’s interest:
Member’s equity (100 Class A units issued and authorized)	135,165	135,118
Retained earnings	10,511	7,764
Accumulated other comprehensive loss	(12,031)	(12,031)

Total member’s interest	133,645	130,851

Total liabilities, redeemable members’ interest and member’s interest	$363,011	$355,923

See notes to unaudited consolidated financial statements.

CONTINENTAL CEMENT COMPANY, L.L.C. AND SUBSIDIARY

Unaudited Consolidated Statements of Operations

(In thousands)

	Three Months Ended		Nine Months Ended
	September 28, 2013	September 30, 2012	September 28, 2013	September 30, 2012
Revenue:
Revenue from third parties:
Product	$23,370	$22,159	$49,190	$48,320
Service	4,266	3,447	11,052	9,593
Revenue from related parties:
Product	6,519	4,824	13,498	11,665

Total revenue	34,155	30,430	73,740	69,578

Cost of revenue (excluding items shown separately below):
Product	15,970	16,689	39,359	38,524
Service	2,253	2,194	6,696	6,649

Total cost of revenue	18,223	18,883	46,055	45,173
General and administrative expenses	1,939	1,775	7,339	4,825
Depreciation, depletion, amortization and accretion	3,028	2,648	8,778	7,826

Operating income	10,965	7,124	11,568	11,754
Other (income) expense, net	(7)	(20)	(79)	225
Interest expense	2,815	3,167	8,450	9,597

Net income	$8,157	$3,977	$3,197	$1,932

See notes to unaudited consolidated financial statements.

CONTINENTAL CEMENT COMPANY, L.L.C. AND SUBSIDIARY

Unaudited Consolidated Statements of Cash Flows

(In thousands)

	Nine Months Ended
	September 28,	September 30,
	2013	2012
Cash flows from operating activities:
Net income	$3,197	$1,932
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, amortization and accretion	8,778	7,826
Other	575	271
(Increase) decrease in operating assets:
Accounts receivable	(5,174)	(6,620)
Inventories	333	3,439
Other current assets	224	288
Other assets	(584)	1,229
(Decrease) increase in operating liabilities:
Accounts payable	(141)	(699)
Accrued expenses	(2,278)	3,641
Other liabilities	(1,408)	72

Net cash provided by operating activities	3,522	11,379

Cash flows from investing activities:
Purchase of property, plant and equipment	(20,944)	(9,851)
Other	—	(1,713)

Net cash used in investing activities	(20,944)	(11,564)

Cash flows from financing activities:
Proceeds from borrowing	—	6,983
Principal payments on long-term debt	(496)	(5,783)
Book overdraft	114	—
Net loans from affiliates	17,214	1,500

Net cash provided by financing activities	16,832	2,700

Net (decrease) increase in cash	(590)	2,515
Cash – beginning of period	599	55

Cash – end of period	$9	$2,570

See notes to unaudited consolidated financial statements.

CONTINENTAL CEMENT COMPANY, L.L.C. AND SUBSIDIARY

Unaudited Consolidated Statements of Changes in Redeemable Members’ Interest and Member’s Interest

(In thousands)

			Accumulated
			other	Total	Redeemable
	Member’s	Retained	comprehensive	member’s	members’
	equity	earnings	loss	equity	interest
Balance – December 31, 2012	$135,118	$7,764	$(12,031)	$130,851	$22,850
Accretion of redeemable members’ interest	—	(450)	—	(450)	450
Net income	—	3,197	—	3,197	—
Share-based compensation	47	—	—	47	—

Balance – September 28, 2013	$135,165	$10,511	$(12,031)	$133,645	$23,300

Balance – December 31, 2011	$135,056	$1,739	$(8,383)	$128,412	$22,250
Accretion of redeemable members’ interest	—	(450)	—	(450)	450
Net income	—	1,932	—	1,932	—
Share-based compensation	47	—	—	47	—

Balance – September 30, 2012	$135,103	$3,221	$(8,383)	$129,941	$22,700

See notes to unaudited consolidated financial statements.

CONTINENTAL CEMENT COMPANY, L.L.C. AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

(Tables in thousands)

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

The Company is a Delaware limited liability company and is governed by an Amended and Restated Continental Cement Limited Liability Company Agreement, as amended (the “LLC Agreement”). As such, liability of its members is generally limited to the amount of their net investment in the Company. Summit Materials Holdings II, LLC, a wholly-owned subsidiary of Summit Materials, LLC (“Summit Materials”) purchased a controlling interest in the Company effective May 27, 2010.

Basis of Presentation – Management prepared these unaudited consolidated financial statements in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information. The consolidated financial statements of the Company included herein have been prepared, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. These unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto as of and for the year ended December 31, 2012. The Company continues to follow the accounting policies set forth in those consolidated financial statements.

Management believes that these consolidated interim financial statements include all adjustments, normal and recurring in nature, that are necessary to present fairly the financial position of the Company as of September 28, 2013, results of operations for the three and nine month periods ended September 28, 2013 and September 30, 2012 and cash flows for the nine month periods ended September 28, 2013 and September 30, 2012.

In 2013, the Company changed its fiscal year from a calendar year to a 52 week year with each quarter composed of 13 weeks ending on a Saturday. Under this new fiscal year, the Company’s third quarter in 2013 ended on September 28 compared to the calendar quarter ended September 30, 2012. The impact of this change to the Company’s financial position, results of operations and liquidity is immaterial.

Substantially all of the Company’s products are consumed outdoors, primarily in the spring, summer and fall. Seasonal changes and other weather-related conditions can affect the sales volumes of its products. Therefore, the financial results for any interim period do not necessarily indicate the results expected for the full year. Furthermore, the Company’s sales and earnings are sensitive to national, regional and local economic conditions and to cyclical changes in construction spending.

Principles of Consolidation – The consolidated financial statements of the Company include the accounts of Continental Cement and its wholly-owned subsidiary, GAR. All significant intercompany balances and transactions have been eliminated.

Use of Estimates – The consolidated financial statements have been prepared in conformity with GAAP, which require management to make estimates and assumptions that affect the reported amounts and disclosures in the consolidated financial statements. These estimates and the underlying assumptions affect the amounts of assets and liabilities reported and disclosures about contingent assets and liabilities. Such estimates include the valuation of accounts receivable, inventories, goodwill, intangible and other long-lived assets, pension and other postretirement obligations, asset retirement obligations and the redeemable members’ interest. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment. Management adjusts such estimates and assumptions when circumstances dictate. As future events and their effects cannot be determined with precision, actual results could differ significantly from estimates made. Changes in estimates, including those resulting from continuing changes in the economic environment, will be reflected in the Company’s consolidated financial statements for the period in which the change in estimate occurs.

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

Approximately 16% of cement sales were with companies owned by a noncontrolling member of the Company during the three and nine month periods ended September 28, 2013, respectively, and 13% and 15% during the three and nine month periods ended September 30, 2012, respectively. The Company has historically had no collection issues with the noncontrolling member and management expects full collection on all outstanding accounts receivable due from the noncontrolling member.

(2)	Accounts Receivable, net

Accounts receivable, net consists of the following:

	September 28, 2013	December 31, 2012
Trade accounts receivable from unaffiliated entities	$13,342	$8,859
Trade accounts receivable from related parties	1,910	1,193

Accounts receivable	15,252	10,052
Less: allowance for doubtful accounts	(271)	(128)

Accounts receivable, net	$14,981	$9,924

(3)	Inventories

Inventories consist of the following:

	September 28, 2013	December 31, 2012
Raw materials	$896	$475
Work-in-process	2,798	2,248
Finished goods	3,046	4,350

Total inventories	$6,740	$7,073

(4)	Accrued Expenses

Accrued expenses consist of the following:

	September 28, 2013	December 31, 2012
Accrued interest due to Summit Materials	$2,290	$4,283
Accrued interest due to non-controlling interest	796	2,149
Accrued postretirement benefits other than pensions, current portion	1,055	1,055
Accrued professional fees	378	400
Accrued payroll, insurance and benefits	514	897
Accrued bonus liability	860	1,153
Accrued costs to remove barge from waterway	1,806	850
Other	1,662	736

Total	$9,361	$11,523

(5)	Commitments and Contingencies

The Company is a party to various legal proceedings, including those noted in this section. Management presently believes the ultimate outcome of these proceedings, individually and in the aggregate, will not materially harm the Company’s consolidated financial position, results of operations or liquidity. However, legal proceedings and related government investigations are subject to inherent uncertainties, and unfavorable rulings or other events could occur, which could materially adversely affect the Company’s consolidated financial position, results of operations or liquidity. The Company records legal fees as incurred.

Litigation and Claims – In February 2011, Continental Cement incurred a property loss related to a sunken barge with cement product aboard. Through September 28, 2013, the Company has recognized $3.3 million of charges for lost product aboard the barge and eventual costs to remove the barge from the waterway, of which $1.8 million is included in accrued expenses as management’s best estimate of the remaining costs to remove the barge as of September 28, 2013.

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

On October 14, 1999, the Missouri Department of Natural Resources (“MDNR”) and the Environmental Protection Agency granted the Company a Final Hazardous Waste Management Facility Permit that authorizes Continental Cement to handle, treat, store, recover energy from and dispose of hazardous waste as a supplemental fuel source (RCRA Part B Permit). This permit also incorporated certain Boiler and Industrial Furnace regulation emission limits and operating parameters that the Company was subject to prior to the Maximum Achievable Control Technology Standards (“MACTS”). On October 13, 2009, a permit renewal application was submitted to MDNR. MDNR has authorized the Company to operate under interim status pending approval of the permit. A continuation of the interim status was issued in September 2013 by MDNR. Once approved, the renewal is expected to cover another ten-year period.

On July 11, 2006, Continental Cement received a Construction Permit for a new kiln system to replace the system in operation at that time. The new kiln began shakedown operations in 2008 and is operating under the new Hazardous Waste Combustor MACTS. Continental Cement has performed the required confirmatory permit tests and submitted a Notification of Compliance to the regulatory agencies. The amended Part 70 Operating Permit was approved by MDNR in July 2013 with an expiration date of September 2016.

Other – Continental Cement is obligated under various firm purchase commitments for certain raw materials and services that are in the ordinary course of business. The terms of the purchase commitments are generally less than one year. Management does not expect any significant changes in the market value of these goods and services during the commitment period that would have a material adverse effect on the financial position, results of operations and liquidity of Continental Cement.

As of September 28, 2013, approximately 62% of the Company’s employees were represented by labor organizations under collective bargaining agreements. The collective bargaining agreements expire between 2013 and 2015 subject to mutually-agreed extensions. Historically, the Company has been successful at negotiating successor agreements without any material disruptions to operating activities. The Company does not expect the 2013 negotiations to have a material impact on its results of operations, financial position or liquidity.

(6)	Related-Party Transactions

The Company owes $0.8 million to a non-controlling member of Continental Cement for accrued interest on a related party note. The principal balance on the note was repaid as part of Summit Materials’ January 2012 refinancing transaction.

Cement sales to companies owned by certain non-controlling members of Continental Cement were approximately $4.9 million and $10.0 million for the three and nine month periods ended September 28, 2013, respectively, and $3.6 million and $8.9 million for the three and nine month periods ended September 30, 2012, respectively, and accounts receivables due from these parties were approximately $1.3 million and $1.0 million as of September 28, 2013 and December 31, 2012, respectively.

Cement sales to other companies owned by Summit Materials were approximately $1.6 million and $3.5 million for the three and nine month periods ended September 28, 2013, respectively, and $1.2 million and $2.8 million for the three and nine month periods ended September 30, 2012, respectively. Accounts receivables due from these parties were approximately $0.6 million and $0.2 million as of September 28, 2013 and December 31, 2012, respectively.

(7)	Supplemental Cash Flow Information

Supplemental cash flow information is as follows:

	Nine Months Ended
	September 28, 2013	September 30, 2012
Cash paid for interest	$10,230	$7,251
Non cash financing activities:
Borrowings of long-term debt due to Summit Materials	$—	$156,600
Repayment of long-term debt and accrued interest by Summit Materials	—	(156,600)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to assist in understanding and assessing the trends and significant changes in our results of operations and financial condition. Historical results may not be indicative of future performance. Our forward-looking statements reflect our current views about future events, are based on assumptions and are subject to known and unknown risks and uncertainties that could cause actual results to differ materially from those contemplated by these statements. Factors that may cause differences between actual results and those contemplated by forward-looking statements include, but are not limited to, those discussed in the section entitled “Risk Factors” in the Prospectus and any factors discussed in the section entitled “Cautionary Note Regarding Forward-Looking Statements”. This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with our unaudited consolidated financial statements and the related notes and other information included in this report.

Overview

Continental Cement produces portland cement (“cement”) at its dry cement manufacturing plant located in Hannibal, Missouri and has distribution terminals in Hannibal and St. Louis, Missouri and Bettendorf, Iowa. Continental Cement’s primary customers are ready-mix operators and contractors located in the Midwestern United States. In addition to producing cement, Continental Cement secures, processes and blends hazardous and nonhazardous waste materials primarily for use as supplemental fuels in the cement manufacturing process. Continental Cement’s primary customers for this service are commercial transportation disposal facilities and petroleum and chemical manufacturers located in the continental United States.

Continental Cement’s products serve a variety of end uses in its market, including residential and non-residential, agricultural and public infrastructure projects. Continental Cement believes exposure to various geographic markets affords greater stability through economic cycles and positions it to capitalize on upside opportunities when recoveries in residential and non-residential construction occur. Continental Cement believes it is a top 20 supplier of cement in the United States by volume and the primary supplier within its local market.

Business Trends and Conditions

Cement is used in most forms of construction activity. Participants in the cement sector typically are large multinational corporations that offer a wide array of construction materials and services. Markets are defined in part by the distance materials may be transported efficiently from a cement distribution facility.

Transportation infrastructure projects, driven by both state and federal funding programs, represent a significant share of the U.S. heavy-side building materials market. In July 2012, Moving Ahead for Progress in the 21st Century (“MAP-21”) was enacted and took effect in October 2012. MAP-21 is a 27 month, approximately $105.0 billion transportation funding program that provides for $40.4 billion and $41.0 billion in highway infrastructure investments in fiscal years 2013 and 2014, respectively. The spending levels are consistent with the preceding federal transportation funding program. In addition to federal funding, highway construction and maintenance funding is also available through state, county and local agencies. Missouri transportation funds are constitutionally protected and may only be spent on transportation projects. For fiscal years 2013 and 2014, Missouri has approximately $700.0 million in annual construction funding committed to essential road and bridge programs.

Despite the economic challenges of recent years, Continental Cement believes that the federal transportation funding program in place through fiscal 2014 is a positive development, reducing the uncertainty that existed with the previous funding program, which had been subject to 10 short-term extensions. Within many of Continental Cement’s markets, the federal, state and local governments have taken actions to maintain or grow highway funding during a time in which many areas of spending are facing significant cuts. However, Continental Cement could still be affected by any economic improvement or decline, which could vary by local region and market. Continental Cement’s sales and earnings are sensitive to national, regional and local economic conditions and particularly to cyclical changes in construction spending, especially in the private sector. From a macroeconomic view, the Company sees positive indicators for the construction sector, including upward trends in housing starts, construction employment and highway obligations. All of these factors should result in increased construction activity in the relatively near future as compared to the recently preceding years.

In addition to being subject to cyclical changes, Continental Cement’s business is also seasonal in nature; its products are consumed outdoors. Severe weather, seasonal changes and other weather-related conditions can significantly affect the sales volumes of Continental Cement’s products. Typically, the highest sales and earnings are in the second and third quarters and the lowest are in the first and fourth quarters. Winter weather months are generally periods of lower sales as Continental Cement’s customers have fewer active projects. Periods of heavy rainfall also adversely affect Continental Cement’s customers’ work patterns and demand for its products. Continental Cement’s working capital may vary greatly during peak periods, but generally returns to comparable levels as its operating cycle is completed each fiscal year.

Results of Operations

The following discussion of Continental Cement’s results of operations is focused on the material financial measures Continental Cement uses to evaluate the performance of its business. Operating income and margins are discussed in terms of changes in volume, pricing and customer mix. Continental Cement’s product revenue reflects cement sales and service revenue reflects revenue from the acceptance of waste fuels.

In 2013, the Company changed its fiscal year from a calendar year to a 52 week year with each quarter composed of 13 weeks ending on a Saturday. Under this new fiscal year, the Company’s third quarter in 2013 ended on September 28 compared to the calendar quarter ended September 30, 2012. The impact of this change to the Company’s financial position, results of operations and liquidity is immaterial.

Non-GAAP Performance Measures

Continental Cement evaluates the performance of its business and allocates its resources based on several factors, including a measure it calls Adjusted EBITDA. Continental Cement defines Adjusted EBITDA as net income before interest expense and depreciation, depletion, amortization and accretion. Accretion is recognized on asset retirement obligations and reflects the time value of money. Since accretion is similar in nature to interest expense, it is treated consistently in determining Adjusted EBITDA.

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

Reconciliation of Net Income to Adjusted EBITDA

	Three Months Ended		Nine Months Ended
(in thousands)	September 28, 2013	September 30, 2012	September 28, 2013	September 30, 2012
Net income	$8,157	$3,977	$3,197	$1,932
Interest expense	2,815	3,167	8,450	9,597
Depreciation, depletion and amortization	3,008	2,641	8,718	7,804
Accretion	20	7	60	22

Adjusted EBITDA	$14,000	$9,792	$20,425	$19,355

Consolidated Results of Operations

The tables below set forth Continental Cement’s consolidated results for each of the periods indicated.

	Three Months Ended		Nine Months Ended
(in thousands)	September 28, 2013	September 30, 2012	September 28, 2013	September 30, 2012
Revenue	$34,155	$30,430	$73,740	$69,578
Cost of revenue (excluding items shown separately below)	18,223	18,883	46,055	45,173
General and administrative expenses	1,939	1,775	7,339	4,825
Depreciation, depletion, amortization and accretion	3,028	2,648	8,778	7,826

Operating income	10,965	7,124	11,568	11,754
Other (income) expense, net	(7)	(20)	(79)	225
Interest expense	2,815	3,167	8,450	9,597

Net income	$8,157	$3,977	$3,197	$1,932

Three and nine months ended September 28, 2013 compared to September 30, 2012

	Three Months Ended			Nine Months Ended
($ in thousands)	September 28, 2013	September 30, 2012	Variance	September 28, 2013	September 30, 2012	Variance
Revenue	$34,155	$30,430	12.2%	$73,740	$69,578	6.0%
Operating income	$10,965	$7,124	53.9%	$11,568	$11,754	(1.6)%
Operating margin	32.1%	23.4%	37.2%	15.7%	16.9%	(7.1)%
Adjusted EBITDA	$14,000	$9,792	43.0%	$20,425	$19,355	5.5%

Continental Cement’s revenue increased 12.2% and 6.0% in the three and nine month periods ended September 28, 2013 from the comparable periods in 2012, respectively. Cement volumes increased 5.1% in the three months ended September 28, 2013 from the comparable period in 2012, while pricing remained generally consistent. The pricing and volume movements in cement sales resulted in minimal impact to revenue for the three and nine month periods ended September 28, 2013 from the comparable periods in 2012. The Company realized improvement in its waste processing business which contributed $0.8 million and $1.5 million to the revenue increase for the three and nine month periods ended September 28, 2013, respectively.

Operating margin, which Continental Cement defines as operating income as a percentage of revenue, increased from 23.4% in the third quarter of 2012 to 32.1% in the third quarter of 2013. This increase was primarily due to a 6.5% increase in pricing due to a shift in customer mix and production volume increases. Operating margin in the nine months ended September 28, 2013 was relatively consistent at 15.7% compared to 16.9% in the nine months ended September 29, 2012 with the slight decrease resulting from, a $1.8 million charge recognized for the estimated remaining costs to remove a sunken barge from the Mississippi River.

Adjusted EBITDA for the three months ended September 28, 2013 improved $4.2 million, or 43.0%, from the comparable 2012 period, consistent with the 53.9% increase in operating income as a result of pricing improvements during the 2013 quarter. In the nine month period ended September 28, 2013, Adjusted EBITDA increased by $1.1 million from the comparable 2012 period primarily due to the volume growth, partially offset by a $1.8 million charge recognized for estimated remaining costs to remove a sunken barge from the Mississippi River.

Other Financial Information

Interest expense

Interest expense decreased in the three and nine month periods ended September 28, 2013 from the comparable periods in 2012 due to a decrease in the weighted average borrowing rate as a result of Summit Materials’ February 2013 term-loan repricing, through which their borrowing rate was reduced by 1.0%. The favorable interest rate adjustment for Summit Materials had a reciprocal impact on Continental Cement’s borrowing rate with Summit Materials. Continental Cement’s average debt balance in the nine month period ended September 28, 2013 was $156.1 million, compared to $154.2 million for the nine month period ended September 30, 2012.

Liquidity and Capital Resources

Continental Cement’s primary sources of liquidity include cash provided by its operations and amounts available for borrowing from Summit Materials. Continental Cement participates in Summit Material’s centralized treasury function, through which excess funds are swept to and shortfalls are funded by Summit Materials. As a result, the cash balance held at Continental Cement is nominal.

Given the seasonality of its business, Continental Cement typically experiences significant fluctuations in working capital needs and balances throughout the year with sales peaking in the summer and fall months. Working capital requirements generally increase during the first half of the year as management focuses on repair and maintenance and builds up inventory for the upcoming season. Working capital levels decrease in the winter months when significant inflows of cash from the buildup of receivables from the peak summer and fall months are realized.

Despite the seasonality of its sales, Continental Cement produces cement throughout the year with the exception of scheduled plant maintenance during non-peak months. Continental Cement believes it has sufficient financial resources from its liquidity sources to fund its business and operations, including contractual obligations, capital expenditures and debt service obligations for at least the next twelve months. There were no restricted cash balances as of September 28, 2013 or December 31, 2012.

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

The terms of Summit Materials’ credit agreement limit certain transactions of its subsidiaries, including those of Continental Cement. Continental Cement’s ability to incur additional indebtedness or issue certain preferred shares, pay dividends to its noncontrolling members, redeem stock or make other distributions, make certain investments, sell or transfer certain assets, create liens, consolidate, merge, sell or otherwise dispose of all or substantially all of its assets or enter into certain transactions with affiliates are limited.

Cash Flows

The following table summarizes Continental Cement’s net cash provided by or used for operating, investing and financing activities and Continental Cement’s capital expenditures for the periods indicated:

	Nine Months Ended
(in thousands)	September 28, 2013	September 30, 2012
Net cash provided by (used for):
Operating activities	$3,522	$11,379
Investing activities	(20,944)	(11,564)
Financing activities	16,832	2,700
Cash paid for capital expenditures	$(20,944)	$(9,851)

Operating activities

The seasonal nature of the Company’s industry affects quarterly operating cash flow when compared with the full year. Full year 2012 net cash provided by operating activities was $22.4 million compared with net cash provided by operating activities of $3.5 million in the first three quarters of 2013.

For the nine month period ended September 28, 2013, cash provided by operating activities was $3.5 million as a result of:

•	Net income of $3.2 million, with non-cash expenses of $9.4 million, which was primarily depreciation, depletion, amortization and accretion expense.

•	Cash utilized for working capital needs approximated $9.0 million primarily as a result of $5.2 million used for accounts receivable and $2.4 million for accounts payable and accrued expenses. As the Company’s products are used outdoors, sales in the spring and summer months exceed those in winter months. As a result, uncollected receivables are typically greater at the end of the second and third quarters and these amounts are converted to cash as the operating cycle is completed each fiscal year. Also affecting working capital needs was $10.2 million of interest payments in 2013, compared to $7.3 million in the comparable 2012 period due to the contractual timing of cash payments.

For the nine month period ended September 30, 2012, cash provided by operating activities was $11.4 million as a result of:

•	Net income of $1.9 million, with non-cash expenses of $8.1 million, which was primarily depreciation, depletion, amortization and accretion expense.

•	Cash provided by working capital approximated $1.4 million. Accounts receivables generation and collection resulted in a net $6.6 million use of cash from December 31, 2011 to September 30, 2012. In conjunction with the seasonality of the Company’s business, for which the majority of sales occur in the spring, summer and fall, the Company typically realizes an increase in accounts receivable in the second and third quarters of each year. These amounts are converted to cash in the fourth and first quarters of each year. Offsetting the increase in accounts receivable, was cash provided by inventories and accrued expenses.

Inventories provided $3.4 million of cash in the nine months ended September 30, 2012, consistent with the seasonality of the business. As sales are greater in the second and third quarter of the year, but production occurs throughout the year, inventory levels typically increase in the fourth and first quarters and decrease in the second and third quarters. In the nine months ended September 28, 2013, inventory provided only $0.3 million of cash due to increases in production volumes in 2013, as compared to the nine months ended September 30, 2012.

The timing of payments associated with accrued expenses provided $3.6 million of additional cash primarily a result of deferring interest payments. Accrued interest charges approximating $4.0 million, $1.6 million of which was due to a noncontrolling member, was refinanced into long-term debt due to Summit Materials or deferred over a two-year period.

Investing activities

For the nine month period ended September 28, 2013, cash used for investing activities was $20.9 million, all of which was used for capital investments. The capital expenditures were primarily enhancement costs incurred during the cement plant’s annual scheduled winter shutdown, as well as continued development of the underground mine ($11.4 million) and a storage terminal in St. Louis, Missouri ($2.8 million), which will be used to store cement product.

For the nine month period ended September 30, 2012, cash used for investing activities was $11.6 million, primarily related to capital investments. The capital expenditures included enhancement costs incurred during the cement plant’s annual scheduled winter shutdown, as well as development of the underground mine ($3.0 million).

Financing activities

For the nine month period ended September 28, 2013, cash provided by financing activities was $16.8 million, primarily driven by $17.2 million of net borrowings from Summit Materials and its subsidiaries to fund working capital requirements and capital investments.

For the nine month period ended September 30, 2012, cash provided by financing activities was $2.7 million, reflective of $1.5 million of net borrowings from Summit Materials to fund working capital requirements, and $1.2 million of net borrowings from long-term debt.

Cash paid for capital expenditures

Continental Cement estimates that it will incur between $23.0 million and $26.0 million in capital expenditures in 2013, which it has funded or expects to fund through cash on hand, cash from operations and available borrowings under Summit Materials’ credit facilities. A significant portion of Continental Cement’s anticipated future capital expenditures relates to development of the underground mine. Continental Cement expects to spend approximately $18.7 million during 2013 and 2014 on this project. Continental Cement believes this project has eliminated the need to strip away overburden that covers the limestone and position the facility to access over 200 years of proven and probable limestone reserves.

Commitments and Contingencies

The Company is a party to various legal proceedings, including those noted in this section. Management presently believes the ultimate outcome of these proceedings, individually and in the aggregate, will not materially harm the Company’s consolidated financial position, results of operations or liquidity. However, legal proceedings and related government investigations are subject to inherent uncertainties, and unfavorable rulings or other events could occur, which could materially adversely affect the Company’s consolidated financial position, results of operations or liquidity.

In February 2011, Continental Cement incurred a property loss related to a sunken barge with cement product aboard. Through September 28, 2013, the Company has recognized $3.3 million of charges for lost product aboard the barge and eventual costs to remove the barge from the waterway. As of September 28, 2013, $1.8 million is included in accrued expenses as management’s best estimate of the remaining costs to remove the barge.

As of September 28, 2013, approximately 62% of Continental Cement’s employees were represented by labor organizations under collective bargaining agreements. The collective bargaining agreements expire between 2013 and 2015. Historically, the Company has been successful at negotiating successor agreements without any material disruption to operating activities. Management does not expect 2013 negotiations to have a material impact on results of operations, financial condition or liquidity.

Continental Cement is obligated under various firm purchase commitments for certain raw materials and services that are in the ordinary course of business. The terms of the purchase commitments are generally less than one year. Management does not expect any significant changes in the market value of these goods and services during the commitment period that would have a material adverse effect on the Company’s financial position, results of operations or liquidity.

Off-Balance Sheet Arrangements

As of September 28, 2013, Continental Cement had no material off-balance sheet arrangements, such as financing arrangements or unconsolidated variable interest entities that either have, or are reasonably likely to have, a current or future material effect on Continental Cement’s results of operations, financial position, liquidity, capital expenditures or capital resources.

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s Principal Executive Officer and the Company’s Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. The Company’s management, with the participation of the Company’s Principal Executive Officer and Principal Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 28, 2013. Based upon that evaluation, the Company’s Principal Executive Officer and Principal Financial Officer concluded that, as of September 28, 2013, the Company’s disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

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

In addition to the other information set forth in this report, you should carefully consider the factors discussed in the section entitled “Risk Factors” in the Prospectus, which could materially affect the Company’s business, financial condition or future results. The risks described in the Prospectus are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that it currently deems to be immaterial also may materially adversely affect its business, financial condition and/or operating results. There have been no material changes to the risk factors disclosed in the Prospectus.

ITEM 4.	MINE SAFETY DISCLOSURES

The information concerning mine safety violations and other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K (17 CFR 229.104) is included in Exhibit 95.1 to this report.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

3.1	Certificate of Formation of Continental Cement Company, L.L.C., as amended (incorporated by reference from Exhibit 3.7 to the Registration Statement on Form S-4, filed on March 27, 2013 (File No. 333-187556)).

3.2	Amended and Restated Limited Liability Company Agreement of Continental Cement Company, L.L.C. (incorporated by reference from Exhibit 3.8 to the Registration Statement on Form S-4, filed on March 27, 2013 (File No. 333-187556)).

3.3	First Amendment to Amended and Restated Limited Liability Company Agreement of Continental Cement Company, L.L.C. (incorporated by reference from Exhibit 3.9 to the Registration Statement on Form S-4, filed on March 27, 2013 (File No. 333-187556)).

31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

95.1*	Mine Safety Disclosures.

101.1	The following materials from Continental Cement Company L.L.C.’s Quarterly Report on Form 10-Q for the quarter ended September 28, 2013, filed on November 6, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets; (ii) Consolidated Statements of Operations; (iii) Consolidated Statements of Cash Flows; (iv) Consolidated Statements of Changes in Redeemable Members’ Interest and Member’s Interest; and (v) Notes to Unaudited Consolidated Financial Statements.

*	Filed herewith
**	Furnished herewith

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

CONTINENTAL CEMENT COMPANY, L.L.C.

Date: November 6, 2013	By:	/s/ Thomas Beck
Thomas Beck
President (Principal Executive Officer)

Date: November 6, 2013	By:	/s/ Mark Strieker
Mark Strieker
Vice President of Finance and Administration (Principal Financial and Accounting Officer)