Form 10-K
period 2013-12-28
Continental Cement Company, L.L.C.
filed 2014-03-07
CIK 1571274

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 28, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 333-187556-38

Continental Cement Company, L.L.C.

(Exact name of registrant as specified in its charter)

Delaware	27-2594654
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

16100 Swingley Ridge Road Suite 230 Chesterfield, Missouri	63017
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (636) 532-7440

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of March 7, 2014, 100 Class A units and 100,000,000 Class B units of the Continental Cement Company, L.L.C.’s membership interests were issued and outstanding.

Continental Cement Company, L.L.C. meets the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K and is therefore filing this Form 10-K with the reduced disclosure format.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K (this “report”) contains “forward-looking statements” within the meaning of the federal securities laws, which involve risks and uncertainties. Forward-looking statements include all statements that do not relate solely to historical or current facts, and you can identify forward-looking statements because they contain words such as “believes,” “expects,” “may,” “will,” “should,” “seeks,” “intends,” “trends,” “plans,” “estimates,” “projects” or “anticipates” or similar expressions that concern the Company’s strategy, plans, expectations or intentions. All statements made relating to the Company’s estimated and projected earnings, margins, costs, expenditures, cash flows, growth rates and financial results are forward-looking statements. These forward-looking statements are subject to risks and uncertainties that may change at any time, and, therefore, the Company’s actual results may differ materially from those expected. The Company derives many of its forward-looking statements from its operating budgets and forecasts, which are based upon many detailed assumptions. While the Company believes that its assumptions are reasonable, it is very difficult to predict the effect of known factors, and, of course, it is impossible to anticipate all factors that could affect the Company’s actual results.

Some of the important factors that could cause actual results to differ materially from the Company’s expectations are disclosed under “Risk Factors” and elsewhere in this report. All subsequent written and oral forward-looking statements attributable to the Company, or persons acting on its behalf, are expressly qualified in their entirety by these cautionary statements.

The Company undertakes no obligation to publicly update or revise any forward-looking statement as a result of new information, future events or otherwise, except as otherwise required by law.

CERTAIN DEFINITIONS

As used in this report, unless otherwise noted or the context otherwise requires: references to “Continental Cement,” “Company,” “we,” “us” and “our” are to Continental Cement Company, L.L.C., a Delaware limited liability company, and its subsidiary; and references to “Summit Materials” are to Summit Materials, LLC and not to its subsidiaries. The Company is a non-wholly owned indirect subsidiary of Summit Materials.

PART I

ITEM 1.	BUSINESS.

Overview

Continental Cement was formed as a limited liability company in the State of Delaware on May 3, 2010. It produces and supplies cement for a variety of end uses in the U.S. construction industry, including private residential and non-residential construction, as well as public infrastructure projects. In addition to producing cement, Continental Cement secures, processes and blends hazardous and nonhazardous waste materials primarily for use as supplemental fuels in the cement manufacturing process. Management believes that Continental Cement is a top 25 producer of cement in the United States by volume. As of December 28, 2013, the Company had 0.4 billion tons of proven and probable aggregates reserves serving the cement business. In the year ended December 28, 2013, the Company sold 1.0 million tons of cement. For the year ended December 28, 2013, the Company generated revenue of $96.2 million from cement sales and from the receipt of hazardous waste, which is processed into alternative fuels.

The Company’s cement revenue is derived from multiple end-use markets. For the year ended December 28, 2013, approximately 74% of revenue related to residential and non-residential construction, repair and remodel, and agriculture and the remaining 24% related to public infrastructure construction projects. Public infrastructure construction includes spending by federal, state and local governments for roads, highways, bridges, airports and other public infrastructure construction projects.

The Company’s cement business operates a highly efficient, technologically advanced, integrated manufacturing and distribution system strategically located in Hannibal, Missouri, 100 miles north of St. Louis along the Mississippi River. Continental Cement utilizes an on-site solid and liquid waste fuel processing facility, which can reduce its fuel costs at that facility by up to 50%. The Continental Cement plant is covered by Hazardous Waste Combuster Maximum Achievable Control Technology Standards regulations (“HWC-MACT”), rather than the Environmental Protection Agency’s (“EPA”) National Emission Standards for Hazardous Air Pollutants (“NESHAP”), due to its waste fuel processing capabilities. Management believes that the facility is well positioned to comply with potential regulatory changes for the foreseeable future.

End Markets

Residential Construction. Residential construction includes single family houses and multi-family units such as apartments and condominiums. Demand for residential construction is influenced by employment prospects, new household formation and mortgage interest rates. In recent years, foreclosures have resulted in an oversupply of available houses, which has dampened the demand for new residential construction in many markets in the United States. However, increased year-over-year single family home construction permits in the St. Louis, Missouri market in 2013 are positive indicators of an expected residential demand recovery.

Non-Residential Construction. Non-residential construction encompasses all privately financed construction other than residential structures. Demand for nonresidential construction is driven by population and economic growth. Population growth spurs demand for stores, shopping centers and restaurants. Economic growth creates demand for projects such as hotels, office buildings, warehouses and factories. The supply of non-residential construction projects is affected by interest rates and the availability of credit to finance these projects.

Public Infrastructure Sector Construction. Public infrastructure sector construction includes spending by federal, state and local governments for highways, bridges, airports and other public infrastructure construction projects. Public infrastructure spending has historically been more stable than private sector construction. Management believes that public infrastructure sector spending is less sensitive to interest rate changes and often is supported by multi-year federal and state legislation and programs. A significant portion of the Company’s revenue is derived from public infrastructure construction projects. As a result, the supply of funding for public infrastructure highway construction significantly affects the Company’s public infrastructure sector construction business.

Historically, public infrastructure sector funding has been underpinned by a series of six-year federal highway authorization bills. Federal funds are allocated to the states, which are required to match a portion of the federal funds they receive. Federal highway spending uses funds predominantly from the Federal Highway Trust Fund, which derives its revenue from taxes on diesel fuel, gasoline and other user fees. The dependability of federal funding allows the state departments of transportation to plan for their long term highway construction and maintenance needs.

Moving Ahead for Progress in the 21st Century Act (“MAP-21”), a 27-month, approximately $105 billion transportation funding program that provides $40.4 billion and $41.0 billion for highway infrastructure investments in fiscal years 2013 and 2014, respectively, was enacted in July 2012 and took effect in October 2012. The spending levels are consistent with the preceding federal transportation funding program. Currently, there is uncertainty as to what will succeed MAP-21, which expires in September 2014. A new highway bill may be passed by the end of 2014, which would require continuing resolutions between September 2014 and the date a new bill is passed. The Company does not expect a significant change in funding levels through the continuing resolutions or a new bill. However, given the nation’s aging infrastructure and considering longstanding historical spending trends, management expects U.S. infrastructure investment to grow over the long-term. Management believes that the Company is well-positioned to capitalize on any such increase in investment.

In addition to federal funding, highway construction and maintenance funding is also available through state, county and local agencies. Missouri, the state where the Company derives the majority of its revenue, has funds whose revenue sources are constitutionally protected and may only be spent on transportation projects. Missouri has an estimated $0.7 billion in annual construction funding committed to essential road and bridge programs through 2017.

Industry

Participants in the cement industry typically range from small, privately-held companies focused on a single product or market to multinational corporations that offer a wide array of construction materials and services. Competition is constrained in part by the distance materials can be transported efficiently, resulting in predominantly local or regional operations. Due to the lack of product differentiation, competition is based predominantly on price and, to a lesser extent, quality of products and service. As a result, the prices charged to customers are not likely to be materially different from the prices charged by other producers in the same markets. Accordingly, the Company’s profitability is generally dependent on the level of demand for its products and its ability to control operating costs. Cement is a product that is costly to transport over land. Consequently, the radius within which a typical cement plant is competitive extends for no more than 150 miles for the most common types of cement.

Cement

Portland cement, an industry term for the common cement in general use around the world, is made from a combination of limestone, shale, clay, silica and iron ore. It is a fundamental building material consumed in several stages throughout the construction cycle of residential, non-residential and public infrastructure projects. It is a binding agent that, when mixed with sand or aggregates and water, produces either ready-mixed concrete or mortar and is an important component of other essential building materials. Cement is sold either in bulk or in bags as branded products, depending on its final user. Few construction projects can take place without utilizing Portland cement somewhere in the design, making it a key ingredient used in the construction industry. The majority of all cement shipments are sent to ready-mixed concrete operators. The remaining shipments are directed to manufacturers of concrete related products such as block and precast.

The principal raw materials in Portland cement are a blend of approximately 80% limestone and approximately 5% shale, with the remaining raw materials being clay and iron ore. Generally, the limestone and shale are mined from quarries or underground mines located on site with the production plant. These core ingredients are blended and crushed into a fine grind and then preheated and ultimately introduced into a kiln heated to about 3,000°F. Under this extreme heat, a chemical transformation occurs uniting the elements to form a new substance with new physical and chemical characteristics. This new substance is called clinker and it is formed into pieces about the size of marbles. The clinker is then cooled and later ground into a fine powder that then is classified as Portland cement.

Cement production in the United States is distributed among 98 production facilities located across 35 states. It is a capital-intensive business with variable costs dominated by raw materials and energy required to fuel the kiln. Building new plants is challenging given the extensive permitting that is required and significant costs. Management believes new plant construction costs in the United States to be approximately $250-300 per ton, not including costs for property or securing raw materials and the required distribution network. Assuming construction costs of $275 per ton, a 1.25 million ton facility, comparable to Continental Cement’s plant’s potential annual capacity, would cost approximately $343.8 million to construct.

As reported by the Portland Cement Association (“PCA”) in the 2013 North American Cement Industry Annual Yearbook, consumption was down significantly from the industry peak of 141 million tons in 2005 to 86 million tons in 2012 because of the decline in U.S. construction sector activity. Domestic cement consumption has at times outpaced domestic production capacity with the shortfall being supplied with imports, primarily from China, Canada, Greece, Mexico and South Korea. The PCA reports that cement imports have declined since their peak of 39 million tons in 2006 to 8 million tons in 2012, in a manner indicative of the industry’s general response to the current demand downturn. In addition to the reduction in imports, U.S. capacity utilization declined from 95% in 2006 to 66% in 2012 according to the PCA. Continental Cement operated above the industry mean at 78% capacity utilization in 2013 as its markets did not suffer the pronounced demand declines seen in states like Florida, California and Arizona. Demand is seasonal in nature with nearly two-thirds of U.S. consumption occurring between May and October, coinciding with end-market construction activity.

NESHAP is due to come into effect in 2015. On December 20, 2012, the EPA signed the final NESHAP rule, which was less stringent than previous drafts. The PCA had estimated based on the draft rule that 18 plants could be forced to close due to the inability to meet NESHAP standards or because the compliance investment required may not be justified on a financial basis. Continental Cement’s plant utilizes alternative fuel (hazardous and non-hazardous) as well as coal and petroleum coke and, as a result, is subject to HWC-MACT standards, rather than NESHAP. The Company is substantially in compliance with HWC-MACT standards.

Competition

Construction of cement production facilities is highly capital intensive and requires long lead times to complete engineering design, obtain regulatory permits, acquire equipment and construct a plant. Most U.S. cement producers are owned by large foreign companies operating in multiple international markets. Continental Cement’s largest competitors are Holcim (US) Inc., Lafarge North America Inc., Buzzi Unicem USA, Inc. and Eagle Materials Inc. Competitive factors include price, reliability of deliveries, location, quality of cement and support services. With a new cement plant, on-site raw material aggregate supply, a network of cement terminals, and longstanding customer relationships, management believes that the Company is well positioned to serve its customers vis-à-vis its competitors.

Customers

The Company’s business is not dependent on any single customer or a few customers. Therefore, the loss of any single or particular small number of customers would not have a material adverse effect on any individual respective market in which the Company operates or on the Company as a whole. The Company had approximately 16%, 13% and 14% of cement sales with companies owned by a certain minority owner of the Company for the years ended December 28, 2013, December 31, 2012 and December 31, 2011, respectively. Continental Cement’s cement customers are ready-mixed concrete and concrete product producers and contractors within the Midwestern United States. Sales are made on the basis of competitive prices in each market and, as is customary in the industry, the Company does not typically enter into long-term sales contracts. Cement demand is observed to have low elasticity in relation to prices. Management believes this is partially explained by the absence of competitive replacement products and relatively low contribution of cement to construction costs. Management does not believe that increases in cement prices are likely to affect the decision to undertake a construction project since cement costs usually represent a small portion of total construction costs.

In addition to producing cement, Continental Cement secures, processes and blends hazardous and nonhazardous waste materials primarily for use as supplemental fuels in the cement manufacturing process. Continental Cement’s primary customers for this service are commercial transportation disposal facilities and petroleum and chemical manufacturers located in the continental United States.

Continental Cement’s primary markets include eastern Missouri, southeastern Iowa and central/northwestern Illinois. Cement is distributed to local customers primarily by truck from the Company’s plant and distribution terminals in St. Louis, Missouri and Bettendorf, Iowa. The Company also transports cement by inland barges on the Mississippi River to its storage and distribution terminals.

Seasonality

        Use and consumption of the Company’s products fluctuate due to seasonality. Portland cement in the public infrastructure or private construction industry is predominately used outdoors. Therefore, seasonal changes and other weather-related conditions, in particular extended rainy and cold weather in the spring and fall and major weather events, such as tornadoes, tropical storms and heavy snows, can adversely affect the Company’s business and operations through a decline in the use of its products. In addition, cement shipment levels follow activity in the construction industry, which typically occurs in the spring, summer and fall. Warmer and drier weather during the second and third quarters of the Company’s fiscal year typically result in higher activity and revenue levels during those quarters. The first quarter of the Company’s fiscal year has typically lower levels of activity due to weather conditions. However, other than planned maintenance shutdowns in the first quarter and late summer, the cement plant is designed to run 24 hours a day, seven days a week.

Intellectual Property

Continental Cement does not own or have a license or other rights under any patents that are material to its business.

Employees

As of December 28, 2013, the Company had approximately 234 employees of whom approximately 65.4% were hourly workers and the remainder were full time salaried employees. Approximately 95.4% of hourly employees are union members under three collective bargaining agreements. None of the full time salaried employees are union members. Management believes that the working relationship with the Company’s employees and their unions are satisfactory. The Company’s collective bargaining agreements for employees generally expire between 2013 and 2015. The 2013 contract was successfully renegotiated and ratified in December 2013 and is expected to be finalized in the first quarter of 2014 with a term that extends through 2018.

ITEM 1A.	RISK FACTORS

Risks Related to the Company’s Business and Industry

Industry Risks

The Company’s business depends on activity within the construction industry and the strength of the local economies in which it operates.

Demand for cement, particularly in the residential and non-residential construction markets, could remain weak, and decline, if companies and consumers cannot obtain credit for construction projects or if the slow pace of economic activity results in delays or cancellations of capital projects. In addition, federal and state budget issues may continue to hurt the funding available for infrastructure spending.

The Company’s earnings depend on the strength of the local economies in which it operates because of the high cost to transport products relative to their price. In recent years, many states reduced their construction spending due to budget shortfalls resulting from lower tax revenue as well as uncertainty relating to long-term federal highway funding. As a result, there has been a reduction in many states’ investment in infrastructure spending. If economic and construction activity diminish in one or more areas, particularly in the Company’s top revenue-generating markets in Missouri, its results of operations and liquidity may be materially adversely affected and there is no assurance that reduced levels of construction activity will not continue to affect business in the future.

The Company’s business could suffer from a significant increase of cement imports from other countries.

Cement customers in the United States have the option to purchase cement from companies located in other countries. With a significant increase in environmental regulations in the United States, domestic cement producers could confront higher production costs than foreign cement producers who may operate in a less stringent regulatory environment. An influx of cement and clinker imports from foreign countries may have a material adverse effect on the Company’s financial condition, results of operations and liquidity.

The Company’s business is cyclical and requires significant working capital to fund operations.

The Company’s business is cyclical and requires that it maintain significant working capital to fund its operations. The Company’s ability to generate sufficient cash flow depends on future performance, which will be subject to general economic conditions, industry cycles and financial, business and other factors affecting its operations, many of which are beyond management’s control. If Continental Cement or Summit Materials are unable to generate sufficient cash to operate the business and service its outstanding debt and other obligations, management may be required, among other things, to further reduce or delay planned capital or operating expenditures, sell assets or take other measures.

Weather can materially affect the Company’s business and it is subject to seasonality.

Cement is predominately used outdoors. Therefore, seasonal changes and other weather-related conditions can adversely affect the Company’s business and operations through a decline in the use of the Company’s products. Adverse weather conditions such as extended rainy and cold weather in the spring and fall can reduce demand for the Company’s cement by contractors and reduce sales. Occasionally, major weather events such as tornadoes, floods and heavy snows with quick rainy melts adversely affect sales in the short term.

Cement shipment levels follow activity in the construction industry, which typically occurs in the spring, summer and fall. Warmer and drier weather during the second and third quarters of the Company’s fiscal year typically result in higher activity and revenue levels during those quarters. The first quarter of the Company’s fiscal year has typically lower levels of activity due to the weather conditions. The Company’s second quarter varies greatly with the spring rains and wide temperature variations. A cool, wet spring increases drying time on projects, possibly delaying sales in the second quarter, while a warm, dry spring may enable earlier project startup.

The Company’s industry is capital intensive and portions of its business have significant fixed and semi-fixed costs. Therefore, its earnings are sensitive to changes in volume.

The property and machinery needed to produce cement can be very expensive. Therefore, the Company needs to spend a substantial amount of capital to purchase and maintain the equipment necessary to operate its business. Although management believes that the Company’s current cash available, along with projected internal cash flows and financing from Summit Materials, will be enough to support the currently anticipated operating and capital needs, if the Company is unable to generate sufficient cash to purchase and maintain the property and machinery necessary to operate the business, management may be required to reduce or delay planned capital expenditures or incur additional debt. In addition, given the level of fixed and semi-fixed costs within the business, both dollar profits and profits as a percentage of net sales (margin) can be negatively affected by decreases in volume.

The Company’s products are commodities, which are subject to significant changes in supply and demand and price fluctuations.

The products sold by the Company are commodities and competition among manufacturers is based largely on price. Prices are often subject to material changes in response to relatively minor fluctuations in supply and demand, general economic conditions and other market conditions beyond our control. Increases in the production capacity of industry participants or increases in cement imports tend to create an oversupply of such products leading to an imbalance between supply and demand, which can have a negative affect on product prices. There can be no assurance that prices for products sold by the Company will not decline in the future or that such declines will not have a material adverse effect on our financial condition, results of operations and liquidity.

Economic Risks

The Company’s business relies on private investment in infrastructure and a slower than expected recovery will adversely affect its results.

A significant portion of the Company’s sales are for projects with private customers. Construction spending is affected by developers’ ability to finance projects. The credit environment has negatively affected the U.S. economy and demand for the Company’s products in the recent past. Non-residential and residential construction could decline if companies and consumers are unable to finance construction projects or if the economic slowdown continues to cause delays or cancellations of capital projects. If housing starts and non-residential projects do not continue to rise steadily with the economic recovery as they normally do when recessions end, the Company’s cement sales may fall and its financial condition, results of operations and liquidity may be materially adversely affected.

A decline in public infrastructure sector construction and reductions in governmental funding could adversely affect the Company’s operations and results.

A portion of the Company’s revenue is generated from publicly-funded construction projects. As a result, if publicly-funded construction decreases due to reduced federal or state funding or otherwise, the Company’s financial position, results of operations and liquidity may be negatively affected.

In January 2011, the House passed a new rules package that repealed a transportation law dating back to 1998, which protected annual funding levels from amendments that could reduce such funding. This rule change subjects funding for highways to yearly appropriation reviews. The change in the funding mechanism increases the uncertainty of many state departments of transportation regarding funds for highway projects. This uncertainty could result in states being reluctant to undertake large multi-year highway projects which could, in turn, negatively affect the Company’s sales. MAP-21, the current federal funding program, expires in September 2014 and we are uncertain as to the size and term of the transportation funding program that will follow.

As a result of the foregoing and other factors, management cannot be assured of the existence, amount and timing of appropriations for spending on federal, state or local projects. The federal support for the cost of highway maintenance and construction is dependent on congressional action. In addition, each state funds its infrastructure spending from specially allocated amounts collected from various taxes, typically gasoline taxes and vehicle fees, along with voter-approved bond programs. Shortages in state tax revenues can reduce the amounts spent on state infrastructure projects, even below amounts awarded under legislative bills. Nearly all states are now experiencing state-level funding pressures caused by lower tax revenues and an inability to finance approved projects. Delays or cancellations of state infrastructure spending have in the past, and management anticipates in the immediate future will continue to hurt the Company’s business because a significant portion of its business is dependent on state infrastructure spending.

Environmental, health and safety laws and any changes to such laws may have a material adverse effect on the Company’s financial condition, results of operations and liquidity.

The Company’s operations are subject to a variety of federal, state and local laws and regulations relating to, among other things: (i) the release or discharge of materials into the environment; (ii) the management, use, processing, handling, storage, transport or disposal of hazardous materials, including the management of hazardous waste used as a fuel substitute at the Company’s cement kiln in Hannibal, Missouri; and (iii) the protection of public and employee health, safety and the environment. These laws and regulations expose the Company to liability for the environmental condition of its current or formerly owned or operated facilities, and may expose the Company to liability for the conduct of others or for its actions that complied with all applicable laws at the time these actions were taken. In particular, the Company may incur remediation costs and other related expenses because its facilities were constructed and operated before the adoption of current environmental laws and the institution of compliance practices and because certain of its processes are regulated. These laws and regulations may also expose the Company to liability for claims of personal injury or property or natural resource damage related to alleged exposure to regulated materials. The existence of contamination at properties the Company’s owns, leases or operates could also result in increased operational costs or restrictions on its ability to use those properties as intended, including for purposes of mining.

Despite the Company’s compliance efforts, there is the inherent risk of liability in the operation of its business, especially from an environmental standpoint. These potential liabilities could have an adverse effect on the Company’s operations and profitability. In many instances, the Company must have government approvals and certificates, permits or licenses in order to conduct its business, which often requires the Company to make significant capital and maintenance expenditures to comply with zoning and environmental laws and regulations. The Company’s failure to maintain required certificates, permits or licenses or to comply with applicable governmental requirements could result in substantial fines or possible revocation of the Company’s authority to conduct some of its operations. Governmental requirements that affect the Company’s operations also include those relating to air quality, waste management, water quality, mine reclamation, remediation of contaminated sites and worker health and safety. These requirements are complex and subject to frequent change. They impose strict liability in some cases without regard to negligence or fault and expose the Company to liability for the conduct of, or conditions caused by, others, or for the Company’s acts that may otherwise have complied with all applicable requirements when performed. Stricter laws and regulations, more stringent interpretations of existing laws or regulations or the future discovery of environmental conditions may impose new liabilities on the Company, reduce operating hours, require additional investment in pollution control equipment or impede the Company from opening new or expanding existing plants or facilities. The cost of complying with such laws may have a material adverse effect on the Company’s financial condition, results of operations and liquidity.

Financial Risks

Difficult and volatile conditions in the economies in which the Company operates could affect the Company’s financial position, results of operations and liquidity.

Demand for the Company’s products is primarily dependent on the overall health of the economy, and federal, state and local public funding levels. The stagnant economy continues to put pressure on the demand for the Company’s cement. In addition, a stagnant or declining economy tends to produce less tax revenue for public infrastructure agencies, thereby decreasing a source of funds available for spending on public infrastructure improvements, which constitute a part of the Company’s business.

Changes in legal requirements and governmental policies concerning zoning, land use, environmental and other areas of the law affect the Company’s business.

The Company’s operations are affected by numerous federal, state and local laws and regulations related to zoning, land use and environmental matters. Despite the Company’s compliance efforts, it has an inherent risk of liability in the operation of its business, especially from an environmental standpoint. These potential liabilities could have an adverse effect on the Company’s operations and profitability. In addition, the Company’s operations require numerous governmental approvals and permits, which often require the Company to make significant capital and maintenance expenditures to comply with zoning and environmental laws and regulations. Stricter laws and regulations, or more stringent interpretations of existing laws or regulations, may impose new liabilities on the Company, reduce operating hours, require additional investment by the Company in pollution control equipment, or impede the Company from opening new or expanding existing plants or facilities.

The Company’s operations are subject to special hazards that may cause personal injury or property damage, subjecting it to liabilities and possible losses which may not be covered by insurance.

Operating hazards inherent in the Company’s business can cause personal injury and loss of life, damage to or destruction of property, plant and equipment and environmental damage. The Company is covered under insurance plans managed by Summit

Materials for amounts and against the risks management believes are consistent with industry practice, but this insurance may not be adequate or available to cover all losses or liabilities the Company may incur in its operations. The Company’s insurance policies are subject to varying levels of deductibles. Losses up to the deductible amounts are accrued based upon estimates of the ultimate liability for claims incurred and an estimate of claims incurred but not reported. However, liabilities subject to insurance are difficult to assess and estimate due to unknown factors, including the severity of an injury, the determination of the Company’s liability in proportion to other parties, the number of incidents not reported and the effectiveness of the Company’s safety programs. If the Company were to experience insurance claims or costs above its estimates, the Company may also be required to use working capital to satisfy these claims rather than using working capital to maintain or expand its operations.

The Company may incur material costs and losses as a result of claims that its products do not meet regulatory requirements or contractual specifications.

The Company provides its customers with products that are designed to meet building code or other regulatory requirements and contractual specifications for measurements such as durability, compressive strength, weight-bearing capacity and other characteristics. If the Company fails or is unable to provide products meeting these requirements and specifications, material claims may arise against the Company and its reputation could be damaged. Additionally, if a significant uninsured, non-indemnified or product-related claim is resolved against the Company in the future, that resolution may have a material adverse effect on the Company’s financial condition, results of operations and liquidity.

Unexpected factors affecting self-insurance claims and reserve estimates could adversely affect the Company’s business.

The Company is covered under Summit Materials’ insurance programs. Summit Materials uses a combination of third-party insurance and self-insurance to provide for potential liabilities for workers’ compensation, general liability, vehicle accident, property and medical benefit claims. Although management believes that they have minimized the Company’s exposure on individual claims, for the benefit of costs savings the Company has accepted the risk of a large amount of independent multiple material claims arising, which could have a significant effect on the Company’s earnings. Summit Materials has combined umbrella insurance in the amount of $50.0 million to cover excess claims. Other policies have smaller deductibles and include property, contractors equipment, contractors pollution and professional, directors and officers, employment practices liability and fiduciary and crime and a separate marine insurance policy for Continental Cement.

Management estimates the liabilities associated with the risks retained by the Company, in part, by considering historical claims experience, demographic and severity factors and other actuarial assumptions which, by their nature, are subject to a high degree of variability. Any projection of losses concerning workers’ compensation and general liability is subject to a high degree of variability. Among the causes of this variability are unpredictable external factors affecting future inflation rates, discount rates, litigation trends, legal interpretations, benefit level changes and claim settlement patterns.

Personnel Risks

Labor disputes could disrupt operations of the Company’s businesses.

As of December 28, 2013, labor unions represented approximately 95.4% of the Company’s total hourly employees and none of its full time salaried employees. The Company’s collective bargaining agreements for employees generally expire between 2013 and 2015. The contract that expired in 2013 was successfully renegotiated and ratified in December 2013 and is expected to be finalized in the first quarter of 2014 with a term that extends through 2018. Although management believes that the Company has good relations with its employees and unions, disputes with the Company’s trade unions, or the inability to renew labor agreements, could lead to strikes or other actions that could disrupt the Company’s operations, raise costs, and reduce revenue and earnings from the affected locations.

Other Risks

The Company uses large amounts of electricity, natural gas, fossil fuels and diesel fuel that are subject to potential reliability issues, supply constraints and significant price fluctuation, which could affect its operating results and profitability.

In the Company’s production and distribution processes, it consumes significant amounts of electricity, natural gas, fossil fuels and diesel fuel. The availability and pricing of these resources are subject to market forces that are beyond the Company’s control. Furthermore, the Company is vulnerable to any reliability issues experienced by its suppliers, which also are beyond its control. The Company’s suppliers contract separately for the purchase of such resources and its sources of supply could be interrupted should suppliers not be able to obtain these materials due to higher demand or other factors that interrupt their availability. Variability in the supply and prices of these resources could materially affect the Company’s results of operations from period to period and rising costs may have a material adverse effect on the Company’s financial condition, results of operations and liquidity.

Climate change and climate change legislation or regulations may adversely impact the Company’s business.

A number of governmental bodies have introduced or are contemplating legislative and regulatory change in response to the potential effects of climate change. Such legislation or regulation, if enacted, potentially could include provisions for a “cap and trade” system of allowances and credits, among other provisions. The EPA promulgated a mandatory reporting rule covering greenhouse gas emissions from sources considered to be large emitters. The EPA has also promulgated a greenhouse gas emissions permitting rule, referred to as the “Tailoring Rule” which requires permitting of newly constructed or significantly modified large emitters of greenhouse gases under the Federal Clean Air Act. The Company’s cement plant holds an EPA Title V Permit and could be affected by the Tailoring Rule. The effects on the Company’s operations and potential costs are uncertain at this time. Under the Tailoring Rule, existing permits may require changes which could require significant additional costs if there are future substantial modifications to either of these facilities that cause greenhouse gas emissions to be increased by the equivalent of 75,000 tons or more of carbon dioxide in a single year.

Other potential effects of climate change include physical effects such as disruption in production and product distribution due to effects from major storm events and shifts in regional weather patterns and intensities. There is also a potential for climate change legislation and regulation to adversely affect the cost of purchased energy and electricity.

The effects of climate change on the Company’s operations are highly uncertain and difficult to estimate. However, because a chemical reaction inherent to the manufacture of Portland cement releases carbon dioxide, a greenhouse gas, cement kiln operations may be disproportionately affected by future regulation of greenhouse gas emissions. Climate change and legislation and regulation concerning greenhouse gases could have a material adverse effect on the Company’s financial condition, results of operations and liquidity.

Unexpected equipment malfunctions, catastrophic events and scheduled maintenance may lead to decreased production or shutdowns.

The reliability and efficiency of the Company’s sole manufacturing kiln is dependent upon vital pieces of equipment. The Company has scheduled outages to perform maintenance on its cement production facilities. However, the equipment may periodically experience an unanticipated disruption due to an accident, mechanical failure or other unanticipated event such as a fire, explosion, violent weather conditions or unexpected operational difficulties. Any substantial interruption that hinders the Company’s production capability may require it to make significant capital expenditures to restore capacity, which may have a material adverse effect on the Company’s financial condition, results of operations and liquidity.

The Company is dependent on information technology and its systems and infrastructure face certain risks, including cyber security risks and data leakage risks.

The Company is dependent on information technology systems and infrastructure. Any significant breakdown, invasion, destruction or interruption of these systems by employees, others with authorized access to the Company’s systems, or unauthorized persons could negatively affect operations. There is also a risk that the Company could experience a business interruption, theft of information or reputational damage as a result of a cyber attack, such as an infiltration of a data center, or data leakage of confidential information either internally or at third-party providers. While the Company has invested in the protection of its data and information technology to reduce these risks and periodically test the security of its information systems network, there can be no assurance that the Company’s efforts will prevent breakdowns or breaches in its systems that could adversely affect its financial condition, results of operations and liquidity.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES.

The Company operates an integrated cement manufacturing and distribution system located in Hannibal, Missouri, 100 miles north of St. Louis along the Mississippi River. It also operates an on-site waste fuel processing facility at the Hannibal, Missouri location. In addition, the Company has distribution terminals in Hannibal and St. Louis, Missouri and Bettendorf, Iowa, a clay mining operation in Owensville, Missouri and office space for the Company’s headquarters in Chesterfield, Missouri.

ITEM 3.	LEGAL PROCEEDINGS.

The Company is a party to various legal proceedings relating to its operations. Management presently believes the ultimate outcome of these proceedings, individually and in the aggregate, will not materially affect the Company’s consolidated financial position, results of operations or liquidity. However, legal proceedings and government investigations are subject to inherent uncertainties, and unfavorable rulings or other events could occur, which could materially adversely affect the Company’s consolidated financial position, results of operations or liquidity.

ITEM 4.	MINE SAFETY DISCLOSURES.

The information concerning mine safety violations or other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K (17 CFR 229.104) is included in Exhibit 95 to this report.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

The Company’s equity securities are not publicly traded. The Company files reports under the Securities and Exchange Act of 1934, as amended, because of its status as a non-wholly owned subsidiary guarantor of Summit Materials, LLC’s 10.5% Senior Notes due 2020. The terms of Summit Materials’ debt limit certain transactions of Continental Cement, including the Company’s ability to pay dividends to its noncontrolling members, redeem stock or make other distributions.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

You should read the following discussion of Continental Cement’s results of operations and financial condition with Continental Cement’s audited consolidated financial statements and the related notes thereto included elsewhere in this report. This discussion contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to, those described in the “Risk Factors” section of this prospectus. Continental Cement’s actual results may differ materially from those contained in any forward-looking statements.

Overview

Continental Cement produces Portland cement (“cement”) at its highly efficient, state-of-the-art, dry cement manufacturing plant located in Hannibal, Missouri and has distribution terminals in Hannibal and St. Louis, Missouri and Bettendorf, Iowa. Continental Cement’s primary customers are ready-mixed concrete and concrete products producers and contractors located in the Midwestern United States. In addition to producing cement, Continental Cement secures, processes and blends hazardous and nonhazardous waste materials primarily for use as supplemental fuels in the cement manufacturing process. Continental Cement’s primary customers for this service are commercial transportation disposal facilities and petroleum and chemical manufacturers located in the continental United States.

Continental Cement serves a variety of end-uses in its market, including residential and non-residential, agricultural and public infrastructure projects. For the year ended December 28, 2013, approximately 74% of Continental Cement’s revenue related to residential and non-residential construction and agriculture and the remaining approximately 26% related to public infrastructure construction. Management believes exposure to various markets affords greater stability through economic cycles and positions the Company to capitalize on upside opportunities when recoveries in residential and non-residential construction occur. Continental Cement believes it is a top 25 producer of cement in the United States by volume and the primary supplier within its local markets.

Business Trends and Conditions

Cement is used in most forms of construction activity. Participants in the cement sector typically are large multinational corporations that offer a wide array of construction materials and services. Markets are defined in part by the distance materials can be efficiently transported from a cement distribution facility.

Transportation infrastructure projects, driven by both state and federal funding programs, represent a significant share of the U.S. heavy-side building materials market. MAP-21, a 27-month, approximately $105 billion transportation funding program, provides for $40.4 billion and $41.0 billion in highway infrastructure investments in fiscal years 2013 and 2014, respectively. The spending levels are consistent with the preceding federal transportation funding program. In addition to federal funding, highway construction and maintenance funding is also available through state, county and local agencies. Missouri, which represented 53% of Continental Cement’s total revenue for the year ended December 28, 2013, has funds whose revenue sources are constitutionally protected and may only be spent on transportation projects. Missouri has approximately $700.0 million in annual construction funding committed to essential road and bridge programs.

Within many of Continental Cement’s markets, federal, state and local governments have taken actions to maintain or grow highway funding during a time in which many areas of spending are facing significant cuts. However, Continental Cement could still be affected by any economic improvement or slowdown, which could vary by local region and market. Continental Cement’s sales and earnings are sensitive to national, regional and local economic conditions and particularly to cyclical swings in construction spending, especially in the private sector.

In addition to being subject to cyclical swings, Continental Cement’s business is also seasonal in nature. Almost all of its products are consumed outdoors. Severe weather, seasonal changes and other weather-related conditions can significantly affect the sales volumes of Continental Cement’s products. Normally, the highest sales and earnings are in the second and third quarters, and the lowest are in the first and fourth quarters. Winter weather months are generally periods of lower sales as Continental Cement’s customers have fewer active projects. Periods of heavy rainfall also adversely affect Continental Cement’s customers’ work patterns and therefore demand for its products. Continental Cement’s working capital may vary greatly during these peak periods, but generally return to comparable levels as its operating cycle is completed each fiscal year.

Cement production is a capital-intensive business with variable costs dominated by raw materials and energy required to fuel the kiln. Building new plants is challenging given the extensive permitting that is required and significant costs. Management believes new plant construction costs in the United States are estimated at $250-300 per ton. Assuming construction costs of $275 per ton, a 1.25 million ton facility, comparable to Continental Cement’s plant’s potential annual capacity, would cost approximately $343.8 million to construct.

As reported by the PCA in the 2013 North American Cement Industry Annual Yearbook, consumption is down significantly from the industry peak of 141 million tons in 2005 to 86 million tons in 2012 because of the decline in U.S. construction sector activity. Domestic cement consumption has at times outpaced domestic production capacity with the shortfall being supplied with imports, primarily from China, Canada, Greece, Mexico and South Korea. The PCA reports that cement imports declined since their peak of 39 million tons in 2006 to 8 million tons in 2012, in a manner indicative of the industry’s general response to the current demand downturn. In addition to the reduction in imports, U.S. capacity utilization declined from 95% in 2006 to 66% in 2012 according to the PCA. Continental Cement operated above the industry mean at 78% capacity utilization in 2013 as its markets did not suffer the pronounced demand declines seen in states like Florida, California and Arizona. Demand is seasonal in nature with nearly two-thirds of U.S. consumption occurring between May and October, coinciding with end-market construction activity.

Cement production in the United States is distributed among 98 production facilities located across 35 states. NESHAP is due to come into effect in 2015. On December 20, 2012, the EPA signed the final NESHAP rule, which was less stringent than previous drafts. The PCA had estimated based on the draft rule that 18 plants could be forced to close due to the inability to meet NESHAP standards or because the compliance investment required may not be justified on a financial basis.

Continental Cement’s plant utilizes alternative fuel (hazardous and non-hazardous) as well as coal and petroleum coke and, as a result, is subject to HWC-MACT standards, rather than NESHAP. Management expects HWC-MACT standards to generally conform to NESHAP, for which the Company is substantially in compliance, ahead of the effective date of the NESHAP standards. Any additional costs to comply with the NESHAP standards are not expected to be material.

Components of Operating Results

Revenue

Continental Cement derives its revenue predominantly by selling cement and from the receipt of waste fuels, which are converted into fuel and used in the manufacturing of cement. Revenue derived from cement sales is recognized when risks associated with ownership have passed to customers. Typically this occurs when customers haul product from Continental Cement’s locations or when products are shipped. Product revenue includes sales of cement to customers, net of discounts, allowances and taxes, as applicable. Revenue from the receipt of waste fuels is classified as service revenue and is based on fees charged for the waste disposal, which are recognized when the waste is accepted.

Operating Costs and Expenses

The key components of Continental Cement’s operating costs and expenses consist of the following:

Cost of revenue (exclusive of items shown separately below)

Cost of revenue consists of all production and delivery costs as well as costs to dispose of waste fuels. Such costs primarily include labor, repair and maintenance, utilities, raw materials, fuel, transportation and manufacturing overhead. Continental Cement’s cost of revenue is directly affected by fluctuations in commodity energy prices, primarily coal and natural gas. Continental Cement attempts to limit its exposure to changes in commodity energy prices by entering into annual forward purchase commitments when appropriate.

General and administrative expenses

General and administrative expenses consist primarily of salaries and personnel costs for Continental Cement’s sales and marketing, administration, finance and accounting, legal, information systems and human resources employees. Additional expenses include consulting and professional fees, travel, insurance and other corporate expenses.

Depreciation, depletion, amortization and accretion

Continental Cement’s business is capital intensive. Continental Cement carries property, plant and equipment at cost, net of applicable depreciation and depletion, on its balance sheet. Depreciation on property, plant and equipment is computed on a straight-line basis or based on the economic usage over the estimated useful life of the asset. Depletion of mineral reserves is calculated for proven and probable reserves by the units of production method on a site-by-site basis.

The general range of depreciable lives by fixed asset category, excluding mineral reserves, which are depleted based on the units of production method on a site-by-site basis, is as follows:

Buildings and improvements	30 - 40 years
Plant, machinery and equipment	3 - 40 years
Mobile equipment and barges	3 - 20 years
Other	3 - 7 years

Amortization expense is the periodic expense related to Continental Cement’s environmental permits and trade name. The environmental permits are generally amortized on a straight-line basis over three years. The trade name asset is amortized on a straight-line basis over its ten year estimated useful life.

Accretion expense is recorded using the effective interest method and is related to the accrued mining reclamation liabilities.

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

In 2013, Continental Cement changed its fiscal year from a calendar year to a 52-week year with each quarter composed of 13 weeks ending on a Saturday, consistent with that of Summit Materials. Continental Cement’s fiscal year end in 2013 was December 28 compared to the calendar year ended December 31 in 2012 and 2011. The effect of this change to Continental Cement’s financial position, results of operations and liquidity was immaterial.

Non-GAAP Performance Measures

Continental Cement evaluates the performance of its business and allocates its resources based on several factors, including a measure it calls Adjusted EBITDA. Continental Cement defines Adjusted EBITDA as net income before interest expense, and depreciation, depletion, amortization and accretion. Accretion is recognized on asset retirement obligations and reflects the time value of money. Since accretion is similar in nature to interest expense, it is treated consistently with interest expense in determining Adjusted EBITDA. Adjusted EBITDA reflects an additional way of viewing aspects of Continental Cement’s business that, when viewed with Continental Cement’s GAAP results and the accompanying reconciliations to GAAP financial measures included in the tables below, may provide a more complete understanding of factors and trends affecting Continental Cement’s business. However, it should not be construed as being more important than other comparable GAAP measures and must be considered in conjunction with GAAP measures. In addition, non-GAAP financial measures are not standardized; therefore it may not be possible to compare such financial measures with other companies’ non-GAAP financial measures having the same or similar names. Continental Cement strongly encourages investors to review its consolidated financial statements in their entirety and not rely on any single financial measure.

Reconciliation of Net Income to Adjusted EBITDA

The table below reconciles Continental Cement’s net income to Adjusted EBITDA for fiscal years 2013, 2012 and 2011.

(in thousands)	2013	2012	2011
Net income	$9,865	$6,625	$2,462
Interest expense	11,053	12,622	14,621
Depreciation, depletion and amortization	11,732	10,449	9,956
Accretion	80	30	28

Adjusted EBITDA	$32,730	$29,726	$27,067

Consolidated Results of Operations

The table below sets forth Continental Cement’s consolidated results for fiscal years 2013, 2012 and 2011.
(in thousands)	2013	2012	2011
Revenue	$96,249	$94,882	$79,488
Cost of revenue (exclusive of items shown separately below)	55,242	58,319	47,721
General and administrative expenses	8,367	6,706	4,761
Depreciation, depletion, amortization and accretion	11,812	10,479	9,984

Operating income	20,828	19,378	17,022
Other (income) expense, net	(90)	131	(61)
Interest expense	11,053	12,622	14,621

Net income	$9,865	$6,625	$2,462

Year ended December 28, 2013 compared to the year ended December 31, 2012

(in thousands)	2013	2012	Variance
Revenue	$96,249	$94,882	$1,367	1.4%
Operating income	20,828	19,378	1,450	7.5%
Operating margin	21.6%	20.4%
Adjusted EBITDA	$32,730	$29,726	$3,004	10.1%

Continental Cement’s revenue increased from $94.9 million in the year ended December 31, 2012 to $96.2 million in the year ended December 28, 2013. This increase was a result of a $2.1 million increase in revenue from the receipt and processing of waste fuels, offset in part by a $0.8 million decrease in revenue from cement sales. The average selling price of cement increased 3.4% in 2013, offset by a decrease in tons sold of 4.1%.

Operating income increased $1.5 million and operating margin, which Continental Cement defines as operating income as a percentage of total revenue, increased from 20.4% in 2012 to 21.6% in 2013. In addition, Adjusted EBITDA increased $3.0 million to $32.7 million in 2013 from $29.7 million in 2012. These profit improvements were due to the increase in the average selling price of cement discussed above and due to an increase in the average tipping fee for the waste received.

Year ended December 31, 2012 compared to the year ended December 31, 2011

(in thousands)	2012	2011	Variance
Revenue	$94,882	$79,488	$15,394	19.4%
Operating income	19,378	17,022	2,356	13.8%
Operating margin	20.4%	21.4%
Adjusted EBITDA	$29,726	$27,067	$2,659	9.8%

Continental Cement’s revenue increased from $79.5 million in the year ended December 31, 2011 to $94.9 million in the year ended December 31, 2012. The increase in revenue is a result of a $4.7 million increase in revenue from the receipt and processing of waste fuels and selling approximately 1.0 million tons of cement in 2012 as compared to 0.9 million tons in 2011, an increase of 11.1%. However, a significant portion of the increased volume represented tons sold wholesale, which resulted in a decrease in the average selling price partially offsetting the revenue growth.

Operating margin declined from 21.4% in 2011 to 20.4% in 2012 due to the decrease in average selling price discussed above.

Adjusted EBITDA improved $2.7 million, or 9.8%, in 2012 to $29.7 million. The increase in Adjusted EBITDA was a result of the increased sales to higher volume customers at lower prices and, to a lesser extent, increased waste fuel volumes.

Other Financial Information

Interest Expense

Interest expense decreased $1.6 million to $11.1 million in 2013 compared to $12.6 million in 2012. The decrease in Continental Cement’s interest expense was due to approximately $0.6 million of interest expense capitalized with the development of the underground mine, a decrease in the average debt balance and a decrease in the weighted average borrowing rate as a result of Summit Materials’ February 2013 repricing, in which the borrowing rate on its senior secured credit facility was reduced by 1.0%. The favorable pricing adjustment for Summit Materials had a corresponding effect on Continental Cement’s borrowing rate with Summit Materials. Continental Cement’s average debt balance, calculated using the 2012 year-end balance and the balance at the end of each quarter in 2013 was $155.9 million, compared to $157.9 million in the comparable prior year periods.

Interest expense decreased $2.0 million to $12.6 million in 2012 compared to $14.6 million in 2011. The decrease in Continental Cement’s interest expense was primarily due to a decrease in the weighted-average interest rate from 9.0% in 2011 to 7.7% in 2012. The decreased interest rate was a result of Summit Materials’ refinancing in January 2012, which had a corresponding effect on Continental Cement’s borrowing rate with Summit Materials.

Liquidity and Capital Resources

Continental Cement’s primary sources of liquidity include cash provided by its operations and amounts available for borrowing from Summit Materials. In 2012, Continental Cement began participating in Summit Material’s centralized banking system, through which excess funds are swept to Summit Materials at the end of each day and Continental Cement’s accounts are funded each day from the sweep account for amounts presented to Continental Cement’s accounts for payment. As a result, management expects the cash balance held at Continental Cement will be nominal going forward.

Given the seasonality of its business, Continental Cement typically experiences significant fluctuations in working capital needs and balances throughout the year with sales peaking in the summer and fall months. Despite the seasonality of its sales, Continental Cement produces cement throughout the year with the exception of scheduled plant maintenance during non-peak months. Continental Cement believes it has sufficient financial resources from its liquidity sources to fund its business and operations, including contractual obligations, capital expenditures and debt service obligations for at least the next twelve months. There were no restricted cash balances as of December 28, 2013 or December 31, 2012.

Continental Cement’s Long-term Debt

Please refer to note 6 to the consolidated audited financial statements included elsewhere in this report for detailed information on Continental Cement’s indebtedness and scheduled maturities of long-term debt due to Summit Materials. At December 28, 2013 and December 31, 2012, there was $155.6 million and $156.4 million of debt outstanding, respectively. The interest rate in effect at December 28, 2013 was 3.7%.

January 2012 Financing Transactions

On January 30, 2012, Summit Materials refinanced its consolidated outstanding indebtedness. The refinancing of the pre-existing long-term debt was partially accounted for as an extinguishment. As a result of the January 2012 financing transactions, Continental Cement’s existing debt was repaid by Summit Materials and was replaced by $156.8 million of long-term debt due to Summit Materials. In addition, Continental Cement recognized a charge to earnings of $0.3 million related to financing fees on the debt that was repaid.

The terms of Summit Materials’ debt limit certain transactions of its subsidiaries, including those of Continental Cement. Continental Cement’s ability to incur additional indebtedness or issue certain preferred shares, pay dividends to its noncontrolling members, redeem stock or make other distributions, make certain investments, sell or transfer certain assets, create liens, consolidate, merge, sell or otherwise dispose of all or substantially all of its assets or enter into certain transactions with affiliates is limited.

Cash Flows

The following tables summarize Continental Cement’s net cash provided by or used for operating activities, investing activities and financing activities and Continental Cement’s capital expenditures for fiscal years 2013, 2012 and 2011 (in thousands):

	2013	2012	2011
Net cash provided by (used for)
Operating activities	$18,589	$22,379	$5,031
Investing activities	(18,473)	(23,035)	(6,942)
Financing activities	(706)	1,200	1,957
Cash paid for capital expenditures	$(25,594)	$(12,805)	$(7,110)

Operating activities

For the year ended 2013, cash provided by operating activities was $18.6 million, driven by income of $21.7 million, net of $11.8 million of depreciation, depletion, amortization and accretion expense, offset by a $3.3 million increase in inventory. Sales volume in 2013 was 4.1% less than 2012 resulting in elevated inventory levels at the end of 2013, as compared to 2012.

For the year ended 2012, cash provided by operating activities was $22.4 million, driven by income of $17.1 million, net of $10.5 million of depreciation, depletion, amortization and accretion expense, as well as a $2.8 million reduction in inventory. The reduction in inventory was driven by the 11.1% increase in cement tons sold.

For the year ended 2011, cash provided by operating activities was $5.0 million, driven by income of $12.4 million, net of $10.0 million of depreciation, depletion, amortization and accretion expense, offset by a $3.2 million increase in inventory and a $4.1 million increase in accounts receivable and other assets.

Investing activities

For the year ended 2013, cash used for investing activities was $25.6 million from capital expenditures. The capital expenditures were primarily a result of continued development of the underground mine ($15.3 million), a storage dome in St. Louis, Missouri ($2.8 million), which is being used to store cement product, and enhancement costs incurred during the cement plant’s annual scheduled shutdowns.

For the year ended 2012, cash used for investing activities was $23.0 million. Cash used for investing activities was affected by $10.2 million of net loans to Continental Cement’s sister companies. Due to strong cash flow provided by operations, Continental Cement was a net lender to Continental Cement’s sister companies in 2012. Continental Cement also invested $5.0 million in the development of an underground aggregates mine on Continental Cement’s Hannibal, Missouri property where its cement plant is located.

For the year ended 2011, cash used for investing activities was $6.9 million, $7.1 million of which was on capital expenditures, primarily replacement and maintenance parts.

Financing activities

For the year ended 2013, cash provided by financing activities was $6.4 million, primarily driven by $7.1 million of net borrowings from affiliated entities, to fund working capital needs and capital projects offset by $0.8 million of payments on long-term debt.

For the year ended 2012, cash provided by financing activities was $1.2 million. Continental Cement’s financing cash flows in 2012 reflect Continental Cement’s net borrowings and repayments on long-term debt financed with Summit Materials.

For the year ended 2011, cash provided by financing activities was $2.0 million, primarily driven by net borrowings and repayments on long-term debt.

Cash paid for capital expenditures

Continental Cement expended approximately $25.6 million in capital expenditures in 2013 compared to $12.8 million in 2012. A significant portion of the increase in capital expenditures in 2013 related to developing an underground mine to extract limestone on Continental Cement’s Hannibal, Missouri property where its cement plant is located. The underground mine is expected to be completed in 2014. Continental Cement spent $15.3 million on the underground mine development in 2013, as compared to $5.0 million in 2012.

Continental Cement expended approximately $12.8 million in capital expenditures in 2012 compared to $7.1 million in 2011. A significant portion of the increase in capital expenditures in 2012 relates to developing an underground mine to extract limestone on Continental Cement’s Hannibal, Missouri property where its cement plant is located. Continental Cement spent $5.0 million on the underground mine development in 2012, as compared to $0.2 million in 2011.

Contractual Obligations

The following table presents, as of December 28, 2013, Continental Cement’s obligations and commitments to make future payments under contracts and contingent commitments:

	Total	2014	2015-2016	2017-2018	Thereafter
Short-term borrowings and long-term debt, including current portion	$155,608	$1,018	$2,291	$1,782	$150,517
Operating lease obligations	2,184	378	666	582	558
Interest payments (1)	67,826	11,437	23,975	21,257	11,157
Pensions and other post-retirement plans (2)	4,880	972	2,410	1,280	218
Asset retirement obligation payments	1,426	—	1,067	—	359

Total contractual obligations (3)	$231,924	$13,805	$30,409	$24,901	$162,809

(1)	Future interest payments were calculated using the applicable floating rate charged by Summit Materials in effect as of December 28, 2013 and may differ from actual results.
(2)	Amounts represent estimated future payments to fund Continental Cement’s defined benefit plans.
(3)	Any future payouts on the redeemable members’ interest are excluded from total contractual obligations as the expected timing of settlement is not estimable.

Commitments and Contingencies

In the normal course of business, Continental Cement has commitments, lawsuits, claims and contingent liabilities. In the opinion of Continental Cement’s management, the ultimate disposition of currently pending matters will not have a material adverse effect on its consolidated financial position, results of operations or liquidity.

In February 2011, the Company incurred a property loss related to a sunken barge with cement product aboard. In the year ended December 28, 2013, the Company recognized $0.8 million of charges for lost product aboard the barge and costs to remove the barge from the waterway. As of December 28, 2013, $0.9 million is included in accrued expenses as the Company’s best estimate of the remaining costs to remove the barge.

The Company is obligated under various firm purchase commitments for certain raw materials and services that are in the ordinary course of business, which generally have terms less than one year. Management does not expect any significant changes in the market value of these goods and services during the commitment period that would have a material adverse effect on the financial position, results of operations or liquidity of the Company.

Off-Balance Sheet Arrangements

As of December 28, 2013, Continental Cement had no material off-balance sheet arrangements, such as financing or unconsolidated variable interest entities, that either have or are reasonably likely to have a current or future material effect on the Company’s results of operations, financial position, liquidity, capital expenditures or capital resources.

Critical Accounting Policies

Continental Cement’s management’s discussion and analysis of its financial condition and results of operations is based on its consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reported period.

On an ongoing basis, management evaluates its estimates, including those related to the allowance for doubtful accounts, inventories, goodwill, asset retirement obligations and the noncontrolling interest. Continental Cement bases its estimates and judgments on historical experience and on various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Revenue Recognition

Revenue for cement sales is recognized when evidence of an arrangement exists, the fee is fixed or determinable, title passes, which is generally when the product is shipped, and collection is reasonably assured. Cement sales are recorded net of discounts, allowances and sales taxes, as applicable. The Company records freight revenue on a net basis together with freight costs within cost of sales.

Revenue from the receipt of waste fuels is recognized when the waste is accepted and a corresponding liability is recognized for the costs to process the waste into fuel for the manufacturing of cement or to ship the waste offsite for disposal in accordance with applicable regulations.

Goodwill and Goodwill Impairment

Goodwill is tested annually for impairment and in interim periods if certain events occur indicating that the carrying amounts may be impaired. The impairment evaluation involves the use of significant estimates and assumptions and considerable management judgment. Continental Cement’s judgments regarding the existence of impairment indicators and future cash flows related to goodwill are based on operational performance of its business, market conditions and other factors. Although there are inherent uncertainties in this assessment process, the estimates and assumptions management uses, including estimates of future cash flows, volumes, market penetration and discount rates, are consistent with its internal planning. The estimated future cash flows are derived from internal operating budgets and forecasts for long-term demand and pricing in Continental Cement’s industry and market. If these estimates or their related assumptions change in the future, Continental Cement may be required to record an impairment charge on all or a portion of its goodwill. Management cannot predict the occurrence of future impairment-triggering events nor the effect such events might have on its reported values. Future events could cause management to conclude that impairment indicators exist and that goodwill is impaired. Any resulting impairment loss could have an adverse effect on Continental Cement’s financial position and results of operations.

Continental Cement performed its annual assessment of goodwill in the fourth quarter of 2013 for its reporting unit for which Continental Cement’s senior management regularly reviews the operating results. Under the two-step quantitative impairment test, the evaluation of impairment involves comparing the current fair value of the reporting unit to its carrying value, including goodwill. Continental Cement uses a discounted cash flow (“DCF”) model to estimate the current fair value of its reporting unit when testing for impairment, as Continental Cement’s management believes forecasted cash flows are the best indicator of such fair value. A number of significant assumptions and estimates are involved in the application of the DCF model to forecast operating cash flows, including macroeconomic trends in the private construction and public infrastructure industries, its success in securing future sales and the appropriate interest rate used to discount the projected cash flows. This discounted cash flow analysis is corroborated by “top-down” analyses, including a market assessment of Continental Cement’s enterprise value.

As of the first day of the fourth quarter, Continental Cement’s fair value was assessed in relation to its carrying value. As a result of this analysis, Continental Cement determined that the estimated fair value is substantially in excess of its carrying values (greater than 55.9%). Continental Cement recorded no goodwill impairment charges in the current year or in previous years.

Impairment of Long-Lived Assets, Excluding Goodwill

Long-lived assets are material to Continental Cement’s total assets. As of December 28, 2013, property, plant and equipment, net, represented 84% of total assets. Continental Cement evaluates the carrying value of long-lived assets, including intangible assets subject to amortization, when events and circumstances indicate that the carrying value may not be recoverable. Such indicators may include deterioration in general economic conditions, negative developments in equity and credit markets, adverse changes in the markets in which an entity operates, increases in input costs that have a negative effect on earnings and cash flows or a trend of negative or declining cash flows over multiple periods, among others. A one year increase or decrease in average useful lives of plant and equipment would have affected depreciation expense by ($0.4) million or $0.4 million, respectively, in 2013. An impairment charge could be material to Continental Cement’s financial condition and results of operations. The carrying value of long-lived assets is considered impaired when the estimated undiscounted cash flows from such assets are less than their carrying value. In that event, Continental Cement would recognize a loss equal to the amount by which the carrying value exceeds the fair value of the long-lived assets.

Fair value is determined by primarily using a discounted cash flow methodology that requires the use of estimates and considerable management judgment and long-term assumptions. Continental Cement’s estimate of future cash flows is based on historical experience and assumptions of future trends, which may be different from actual results. There were no material long-lived asset impairments during the years ended December 28, 2013 or December 31, 2012 nor were there any changes to the useful lives of assets having a material effect on Continental Cement’s financial condition and results of operations.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Continental Cement is exposed to certain market risks arising from transactions that are entered into in the normal course of business. Continental Cement’s operations are highly dependent upon the interest rate-sensitive construction industry as well as the general economic environment. Consequently, these marketplaces could experience lower levels of economic activity in an environment of rising interest rates or escalating costs.

Continental Cement’s management has considered the current economic environment and its potential effect to Continental Cement’s business. Demand for cement products, particularly in the nonresidential and residential construction markets, could decline if companies and consumers are unable to obtain financing for construction projects or if the economic recession causes delays or cancellations to capital projects. Additionally, declining tax revenue and state budget deficits have negatively affected states’ abilities to finance infrastructure construction projects.

Pension and Other Postretirement Benefit Plans

Continental Cement sponsors two non-contributory defined benefit pension plans for hourly and salaried employees, as well as healthcare and life insurance benefits for certain eligible retired employees. As of January 1, 2012, the pension and postretirement plans were frozen to new entrants. Effective January 2014, the pension plan for hourly employees was frozen to new participants and the healthcare and life insurance benefit plan was amended to eliminate all future retiree health and life coverage for the remaining union employees. Continental Cement’s results of operations are affected by its net periodic benefit cost from these plans, which totaled $1.2 million in 2013. Assumptions that affect this expense include the discount rate and, for the pension plans only, the expected long-term rate of return on assets. Therefore, Continental Cement has interest rate risk associated with these factors. A one percentage-point increase or decrease in assumed health care cost trend rates would have affected the accumulated postretirement benefit obligations by $1.3 million or ($1.1) million, respectively, at December 28, 2013.

Commodity and Energy Price Risk

Continental Cement is subject to commodity price risk with respect to price changes in energy, including fossil fuels, such as natural gas and diesel for cement production activities.

ITEM 8.         FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Member

of Summit Materials, LLC:

We have audited the accompanying consolidated balance sheets of Continental Cement Company, L.L.C. and subsidiary as of December 28, 2013 and December 31, 2012, and the related consolidated statements of operations, comprehensive income (loss), cash flows and changes in redeemable members’ interest and member’s interest for the years then ended. The consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Continental Cement Company, L.L.C. and subsidiary as of December 28, 2013 and December 31, 2012, and the results of their operations and their cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

McLean, Virginia

March 7, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Member of

Summit Materials, LLC and Subsidiaries

We have audited the accompanying consolidated statements of operations, comprehensive (loss) income, changes in redeemable member’s interest and equity, and cash flows of Continental Cement Company, L.L.C. and Subsidiary (the “Company”) for the year ended December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements, present fairly, in all material respects, the results of operations and cash flows of Continental Cement Company, L.L.C. and Subsidiary for the year ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

/s/DELOITTE & TOUCHE LLP

McLean, Virginia

April 18, 2012

CONTINENTAL CEMENT COMPANY, L.L.C.

AND SUBSIDIARY

Consolidated Balance Sheets

December 28, 2013 and December 31, 2012

(In thousands, except unit amounts)

	2013	2012
Assets
Current assets:
Cash	$9	$599
Accounts receivable, net	7,353	9,924
Due from Affiliates	2,990	10,303
Inventories	10,402	7,073
Other current assets	482	815

Total current assets	21,236	28,714
Property, plant and equipment, net	306,204	291,666
Goodwill	24,096	24,096
Other assets	12,576	11,447

Total assets	$364,112	$355,923

Liabilities, Redeemable Members’ Interest and Member’s Interest
Current liabilities:
Current portion of long-term debt due to Summit Materials	$1,018	$965
Accounts payable	10,165	7,248
Accrued expenses	9,997	11,523

Total current liabilities	21,180	19,736
Long-term debt due to Summit Materials	154,590	155,394
Pension and post-retirement benefit obligations	19,457	25,568
Other noncurrent liabilities	850	1,524

Total liabilities	196,077	202,222

Commitments and contingencies (see note 9)
Redeemable members’ interest (100,000,000 Class B units issued and authorized)	23,450	22,850
Member’s interest:
Member’s equity (100 Class A units issued and authorized)	135,180	135,118
Retained earnings	17,029	7,764
Accumulated other comprehensive loss	(7,624)	(12,031)

Total member’s interest	144,585	130,851

Total liabilities, redeemable members’ interest and member’s interest	$364,112	$355,923

See accompanying notes to consolidated financial statements.

CONTINENTAL CEMENT COMPANY, L.L.C.

AND SUBSIDIARY

Consolidated Statements of Operations

Years ended December 28, 2013, December 31, 2012 and December 31, 2011

(In thousands)

	2013	2012	2011
Revenue:
Revenue from third parties:
Product	$64,181	$65,213	$57,804
Service	15,490	13,366	8,708
Revenue from related parties:
Product	16,578	16,303	12,269
Service	—	—	707

Total revenue	96,249	94,882	79,488

Cost of revenue (exclusive of items shown separately below):
Product	46,137	49,541	41,221
Service	9,105	8,778	6,500

Total cost of revenue	55,242	58,319	47,721
General and administrative expenses	8,367	6,706	4,761
Depreciation, depletion, amortization and accretion	11,812	10,479	9,984

Operating income	20,828	19,378	17,022
Other (income) expense, net	(90)	131	(61)
Interest expense	11,053	12,622	14,621

Net income	$9,865	$6,625	$2,462

See accompanying notes to consolidated financial statements.

CONTINENTAL CEMENT COMPANY, L.L.C.

AND SUBSIDIARY

Consolidated Statements of Comprehensive Income (Loss)

Years ended December 28, 2013, December 31, 2012 and December 31, 2011

(In thousands)

	2013	2012	2011
Net income	$9,865	$6,625	$2,462
Pension and postretirement liability adjustment	4,407	(3,648)	(5,675)

Comprehensive income (loss)	$14,272	$2,977	$(3,213)

See accompanying notes to consolidated financial statements.

CONTINENTAL CEMENT COMPANY, L.L.C.

AND SUBSIDIARY

Consolidated Statements of Cash Flows

Years ended December 28, 2013, December 31, 2012 and December 31, 2011

(In thousands)

	2013	2012	2011
Cash flow from operating activities:
Net income	$9,865	$6,625	2,462
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, amortization and accretion	11,812	10,479	9,984
Other	801	(78)	308
Decrease (increase) in operating assets:
Accounts receivable	2,695	(1,924)	(1,232)
Inventories	(3,329)	2,841	(3,191)
Other current assets	333	58	(251)
Other assets	(1,304)	308	(2,872)
Increase (decrease) in operating liabilities:
Accounts payable	2,093	(907)	865
Accrued expenses	(1,574)	6,685	650
Pension and post-retirement benefit obligations	(1,704)	(1,368)	(1,644)
Other liabilities	(1,099)	(340)	(48)

Net cash provided by operating activities	18,589	22,379	5,031

Cash flow from investing activities:
Loans to and repayments from affiliates, net	7,118	(10,220)	—
Purchases of property, plant and equipment	(25,594)	(12,805)	(7,110)
Proceeds from the sale of property, plant and equipment	3	69	168
Other	—	(79)	—

Net cash used for investing activities	(18,473)	(23,035)	(6,942)

Cash flow from financing activities:
Proceeds from borrowings	—	7,000	36,500
Principal payments on long-term debt	(750)	(5,783)	(34,500)
Other	44	(17)	(43)

Net cash provided by financing activities	(706)	1,200	1,957

Net (decrease) increase in cash	(590)	544	46
Cash – beginning of period	599	55	9

Cash – end of period	$9	$599	55

See accompanying notes to consolidated financial statements.

CONTINENTAL CEMENT COMPANY, L.L.C.

AND SUBSIDIARY

Consolidated Statements of Changes in Redeemable Members’ Interest and Member’s Interest

Years ended December 28, 2013, December 31, 2012 and December 31, 2011

(In thousands)

	Redeemable members’ interest	Member’s equity	Retained earnings	Accumulated other comprehensive (loss) income	Total member’s interest
Balance — December 31, 2010	$21,650	$135,000	$(123)	$(2,708)	$132,169
Accretion of redeemable members’ interest	600	—	(600)	—	(600)
Other comprehensive loss	—	—	—	(5,675)	(5,675)
Net income	—	—	2,462	—	2,462
Share-based compensation	—	56	—	—	56

Balance — December 31, 2011	22,250	135,056	1,739	(8,383)	128,412
Accretion of redeemable members’ interest	600	—	(600)	—	(600)
Other comprehensive loss	—	—	—	(3,648)	(3,648)
Net income	—	—	6,625	—	6,625
Share-based compensation	—	62	—	—	62

Balance — December 31, 2012	22,850	135,118	7,764	(12,031)	130,851
Accretion of redeemable members’ interest	600	—	(600)	—	(600)
Other comprehensive income	—	—	—	4,407	4,407
Net income	—	—	9,865	—	9,865
Share-based compensation	—	62	—	—	62

Balance — December 28, 2013	$23,450	$135,180	$17,029	$(7,624)	$144,585

See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements

(Tables in thousands)

(1)     Summary of Organization and Significant Accounting Policies

(a)	Business Activities and Organization

Continental Cement Company, L.L.C. (the “Company” or “Continental Cement”) produces Portland cement at its plant located in Hannibal, Missouri. Cement distribution terminals are maintained in Hannibal and St. Louis, Missouri and Bettendorf, Iowa. The Company’s primary customers are ready-mixed concrete and concrete products producers and contractors located in the Midwestern United States.

Green America Recycling, L.L.C. (“GAR”), a wholly owned subsidiary of the Company, is engaged in the business of securing, processing and blending hazardous and nonhazardous waste materials primarily for use as supplemental fuels in Continental Cement’s manufacturing process. GAR’s primary customers are commercial transportation disposal facilities and petroleum and chemical manufacturers located in the continental United States.

The Company, a Delaware limited liability company, is governed by the Amended and Restated Continental Cement Limited Liability Company Agreement (as amended, the “LLC Agreement”). As such, liability of the Company’s members is generally limited to the amount of their net investment in the Company. Continental Cement is an indirect non–wholly owned subsidiary of Summit Materials, LLC (“Summit Materials”).

In 2013, Continental Cement changed its fiscal year from a calendar year to a 52-week year with each quarter composed of 13 weeks ending on a Saturday, consistent with that of Summit Materials. Continental Cement’s fiscal year end in 2013 was December 28 compared to the calendar year ended December 31 in 2012 and 2011. The effect of this change to Continental Cement’s financial position, results of operations and liquidity was immaterial.

(b)	Principles of Consolidation

The consolidated financial statements of the Company include the accounts of Continental Cement and its wholly owned subsidiary, GAR. All significant intercompany balances and transactions have been eliminated.

(c)	Use of Estimates

The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”), which require management to make estimates and assumptions that affect the reported amounts and disclosures in the consolidated financial statements. These estimates and the underlying assumptions affect the amounts of assets and liabilities reported, disclosures about contingent assets and liabilities and reported amounts of expenses. Such estimates include the valuation of accounts receivable, inventories, goodwill, intangible and other long-lived assets, pension and other postretirement obligations, asset retirement obligations and the redeemable members’ interest. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment. Management adjusts such estimates and assumptions when circumstances dictate. As future events and their effects cannot be determined with precision, actual results could differ significantly from estimates made. Changes in estimates, including those resulting from continuing changes in the economic environment, will be reflected in the Company’s consolidated financial statements in the period in which the change in estimate occurs.

(d)	Business and Credit Concentrations

The Company’s customers are primarily located in Missouri, Iowa and Illinois. The Company’s accounts receivable balances are due primarily from ready-mixed concrete and concrete products producers and contractors within this area. Collection of these accounts is, therefore, dependent on the economic conditions of the area. However, credit granted within the Company’s trade area has been granted to a wide variety of customers, and management does not believe that any significant concentrations of credit exist with respect to individual customers or groups of customers who are engaged in similar activities that would be similarly affected by changes in economic or other conditions. The Company had approximately 16%, 13% and 14%, of cement sales with companies owned by a certain minority owner of the Company for the years ended December 28, 2013, December 31, 2012 and December 31, 2011, respectively.

(e)	Accounts Receivable

Accounts receivable is stated at the amount management expects to collect from outstanding balances. Management provides for probable uncollected amounts through a charge to earnings and a credit to the allowance for doubtful accounts based on its assessment of the status of individual accounts. In establishing the allowance, management considers historical losses adjusted to take into account current market conditions and the Company’s customers’ financial condition, the amount of receivables in dispute, the current receivables aging and current payment terms. Balances that are still outstanding after management has used reasonable collection efforts are written off through a charge to the allowance for doubtful accounts. Changes in the allowance for doubtful accounts have not been material to the consolidated financial statements.

(f)	Revenue Recognition

Revenue from the sale of cement is recognized when evidence of an arrangement exists, the fee is fixed or determinable, title passes, which is generally when the product is shipped, and collection is reasonably assured. Cement sales are recorded net of discounts, allowances and sales taxes, as applicable. The Company records freight revenue on a net basis together with freight costs within cost of sales.

Revenue from the receipt of waste fuels is recognized when the waste is accepted and a corresponding liability is recognized for the costs to process the waste into fuel for the manufacturing of cement or to ship the waste offsite for disposal in accordance with applicable regulations.

(g)	Inventories

Inventories of raw materials, work in process and finished goods are carried at the lower of cost (determined using the average cost method) or market. If items become obsolete or otherwise unusable, they will be charged to costs of production when that determination is made by management.

(h)	Property, Plant and Equipment, net

Property, plant and equipment are recorded at cost, less accumulated depreciation and depletion. Expenditures for additions and improvements that significantly add to the productive capacity or extend the useful life of an asset are capitalized. Repair and maintenance costs that do not substantially extend the life of the Company’s property, plant and equipment are expensed as incurred.

Upon disposal, the cost and related accumulated depreciation are removed from the Company’s accounts and any gain or loss is included in operating income.

Depreciation on property, plant and equipment is computed on a straight-line basis. These estimated useful lives are as follows:

Building and improvements	30 – 40 years
Plant, machinery and equipment	3 – 40 years
Mobile equipment and barges	3 – 20 years
Other	3 – 7 years

Depletion of mineral reserves is calculated over proven and probable reserves by the units of production method on a site-by-site basis.

The Company reviews the carrying value of property, plant and equipment for impairment whenever events or circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. Such indicators may include, among others, deterioration in general economic conditions, negative developments in equity and credit markets, adverse changes in the markets in which an entity operates, increases in input costs that have a negative effect on earnings and cash flows or a trend of negative or declining cash flows over multiple periods.

(i)	Accrued Mining Reclamation

The mining reclamation obligations are based on management’s estimate of future cost requirements to reclaim property at quarry sites. Estimates of these obligations have been developed based on management’s interpretation of current requirements and proposed regulatory changes and are intended to approximate fair value. Costs are estimated in current dollars, inflated until the expected time of payment, using an inflation rate of 2.5%, and then discounted back to present value using a risk-free rate on obligations of similar maturity, adjusted to reflect the Company’s credit rating. Changes in the credit-adjusted, risk-free rate do not change recorded liabilities. However, subsequent increases in the recognized obligations are measured using a current credit-adjusted, risk-free rate. Decreases in the recognized obligations are measured at the initial credit-adjusted, risk-free rate.

Significant changes in inflation rates or the amount or timing of future cost estimates typically result in both (1) a current adjustment to the recorded liability (and corresponding adjustment to the asset) and (2) a change in accretion of the liability and depreciation of the asset to be recorded prospectively over the remaining capacity of the unmined quarry.

(j)	Goodwill

Goodwill is the excess of cost over the fair value of net assets of businesses acquired and was $24.1 million as of December 28, 2013 and December 31, 2012. Goodwill is not amortized, but is tested annually for impairment and whenever events or circumstances change that would make it more likely than not that an impairment may have occurred.

Continental Cement performs an annual impairment analysis as of the first day of the fourth quarter of each fiscal year for its one reporting unit. The first step of the goodwill impairment test compares the fair value of the reporting unit to its carrying value. Management estimates the fair value of the reporting unit primarily based on the discounted projected cash flows of the underlying operations. A number of significant assumptions and estimates are required to forecast operating cash flows, including macroeconomic trends in the private construction and public infrastructure industries, expected success in securing future sales and the appropriate interest rate used to discount the projected cash flows. During the 2013 and 2012 annual reviews of goodwill, management concluded that the estimated fair value of the reporting unit was substantially in excess of its carrying value, resulting in no indication of impairment. The Company has recorded no goodwill impairment charges to date.

(k)	Income Taxes

Continental Cement and GAR are limited liability companies that pass their tax attributes for federal and state tax purposes to their members and are generally not subject to federal or state income tax.

(m)	Reclassifications

Certain amounts have been reclassified in prior periods to conform to the presentation in the consolidated financial statements as of and for the year ended December 28, 2013.

(2)     Accounts Receivable, net

Accounts receivable, net consists of the following as of year-end 2013 and 2012:

	2013	2012
Trade accounts receivable from unaffiliated entities	$6,961	$8,859
Trade accounts receivable from related parties	422	1,193

Accounts receivable	7,383	10,052
Less: allowance for doubtful accounts	(30)	(128)

Accounts receivable, net	$7,353	$9,924

(3)     Inventories

Inventories consist of the following as of year-end 2013 and 2012:

	2013	2012
Raw materials	$972	$475
Work-in-process	2,623	2,248
Finished goods	6,807	4,350

Total inventories	$10,402	$7,073

(4)     Property, Plant and Equipment, net

Property, plant and equipment, net consist of the following as of year-end 2013 and 2012:

	2013	2012
Land (non-mineral bearing)	$4,605	$4,605
Land (mineral bearing) and asset retirement costs	16,524	15,449
Buildings and improvements	40,795	40,681
Plants, machinery and equipment	247,681	231,454
Mobile equipment and barges	8,060	7,859
Construction in progress	23,394	15,301
Other	1,845	1,373

Property, plant and equipment	342,904	316,722
Less accumulated depreciation, depletion and amortization	(36,700)	(25,056)

Property, plant and equipment, net	$306,204	$291,666

The Company is developing an underground mine through which over 200 years of limestone reserves may be accessed. Limestone is a raw material used in the production of cement. As of year-end 2013 and 2012, the underground mine development costs included in construction in progress totaled $22.9 million and $6.6 million, respectively. Costs for mine development are capitalized and include costs incurred for site preparation and development of the mine.

Depreciation and depletion expense of property, plant and equipment was $11.6 million, $10.3 million and $9.8 million, for the years ended December 28, 2013, December 31, 2012 and December 31, 2011, respectively.

(5)     Accrued Expenses

Accrued expenses and other liabilities consist of the following as of year-end 2013 and 2012:

	2013	2012
Accrued interest due to Summit Materials	$3,848	$4,283
Accrued interest due to non-controlling interest	723	2,149
Accrued post-retirement benefits other than pensions, current portion	1,268	1,055
Accrued professional fees	340	400
Accrued payroll, insurance and benefits	758	897
Accrued bonus liability	884	1,153
Accrued costs to remove barge from waterway	880	850
Other	1,296	736

Total	$9,997	$11,523

(6)     Long-Term Debt

Long-term debt, including the current portion of long-term debt, was $155.6 million and $156.4 million as of year-end 2013 and 2012, respectively. Interest costs incurred were $11.1 million, $12.6 million and $14.6 million for the years ended December 28, 2013, December 31, 2012 and December 31, 2011, respectively. The interest rate in effect at December 28, 2013 was 3.7%.

On January 30, 2012, Summit Materials refinanced its consolidated outstanding indebtedness, including $142.7 million of the Company’s indebtedness and interest thereon, by issuing $250.0 million aggregate principal amount of 10.5% Senior Notes due January 31, 2020 (the “Senior Notes”) and borrowing under a senior secured credit facility composed of $422.0 million in term loans as of December 28, 2013 that mature January 30, 2019 and a $150.0 million revolving credit facility that matures January 30, 2017 (the “Senior Secured Credit Facility”). As a result of the January 2012 financing transactions, Continental Cement’s existing debt was repaid by Summit Materials and was replaced by $156.8 million of long-term debt due to Summit Materials. In addition, Continental Cement recognized a charge to earnings of $0.3 million related to financing fees on the debt repaid.

The terms of Summit Materials’ debt limit certain transactions of its subsidiaries, including those of Continental Cement. Continental Cement’s ability to incur additional indebtedness or issue certain preferred shares, pay dividends to the noncontrolling members, redeem stock or make other distributions, make certain investments, sell or transfer certain assets, create liens, consolidate, merge, sell or otherwise dispose of all or substantially all of its assets, enter into certain transactions with affiliates are limited.

Continental Cement, excluding GAR, is named as a guarantor of Summit Materials’ debt, for which the Company pledged substantially all of its assets as collateral. Continental Cement, excluding GAR, provides a joint and several, full and unconditional guarantee of Summit Materials’ debt. Summit Materials is and has been current on all required principal and interest payments. As of December 28, 2013, approximately $95.3 million and $60.3 million of the Company’s long-term debt due to Summit Materials represent the amount of Summit Materials’ debt under the Senior Secured Credit facility and Senior Notes, respectively, that has been allocated to the Company.

Future maturities of long-term debt due to Summit Materials as of December 28, 2013 are as follows:

2014	$1,018
2015	1,018
2016	1,273
2017	1,018
2018	764
Thereafter	150,517

Total	$155,608

(7)     Members’ Interest

Business affairs of the Company are managed by a board of directors (the “Board”) composed of up to seven Directors. As of December 28, 2013 and December 31, 2012, Summit Materials is entitled to appoint four directors to the Board and members representing the noncontrolling interest are entitled to appoint three directors to the Board. Any director may be removed from the Board with or without cause at any time by the directors entitled to appoint such Director.

The LLC Agreement provides that resolutions of the Board generally require the consent of at least a majority of the Directors.

The Company had 100 Class A Units issued and outstanding as of December 28, 2013 and December 31, 2012, all of which were indirectly held by Summit Materials. The Class A Units represent an approximately 70% economic interest in the Company and they have a preference in liquidation to the Class B Units. Class A Units are entitled to a priority distribution which accrues daily and compounds annually and requires that Continental Cement make distributions ahead of the Class B Units up to an amount equal to the capital contributions made by Summit Materials in respect to the Class A Units, plus interest on such capital contributions of 11%, to Class A Unit holders prior to making distributions to the Class B Unit holders. To the extent that the priority return is not made in a given year, the amount of the priority return will increase the liquidation preference of the Class A Units.

The Company had 100,000,000 Class B Units issued and outstanding as of December 28, 2013 and December 31, 2012. The Class B Units represent an approximately 30% economic interest in the Company and are subordinate to the Class A Units.

The LLC Agreement provides Summit Materials with the right to require the Company to call all of the Class B Units at a strike price that approximates fair value after May 27, 2016, either in anticipation of Summit Materials effecting an initial public offering or if an initial public offering has already occurred. In addition, subject to certain conditions, holders of the Class B Units have the right to require the Company to purchase all of the Class B Units at a strike price that approximates fair value, exercisable after May 27, 2012 if there is a change of control of Summit Materials or at any time after May 27, 2016. The LLC Agreement also includes transfer restrictions which prohibit the Class B Unit holders from transferring their Class B Units without the consent of the Board until May 27, 2015.

Because the Class B Units can be put to the Company by the Class B Unit holders in the future based on the passage of time, which can be accelerated upon the occurrence of a contingent event, the noncontrolling members’ interest is classified in temporary equity. The redemption value is based upon the estimated fair value of Continental Cement, which is valued using Level 3 inputs. Continental Cement elected to accrete changes in the redemption value of the noncontrolling interest over the period from the date of issuance to the earliest anticipated redemption date of the instrument, which is currently May 2016, using an interest method. The accretion is recorded as an adjustment to retained earnings. The redemption value of the redeemable members’ interest as of year-end 2013 and 2012 approximated its carrying value.

Net earnings or losses are generally allocated in a manner such that the capital account of each Member is equal to the distributions that would be made to such Member if the Company were dissolved, its affairs wound up, its assets and liabilities settled for cash and the net assets of the Company were distributed in accordance with the LLC Agreement.

(8)     Employee Benefit Plans

Deferred Compensation Plan

The Company sponsors an Employee 401(k) Savings Plan for all salaried employees and certain union employees. The plan provides for various required and discretionary Company matches of employees’ eligible compensation contributed to the plan and a discretionary profit sharing contribution as determined by the Company’s Board of Directors. The Company’s contributions to the plan were $0.5 million, $0.4 million and $0.3 million, for the years ended December 28, 2013, December 31, 2012 and December 31, 2011, respectively.

Defined Benefit Plans and Other Postretirement Benefits

Continental Cement sponsors two noncontributory defined benefit pension plans for hourly and salaried employees. The salaried employee pension plan was closed to new participants and frozen in January 2000 and the hourly employee pension plan was closed to new participants in May 2003 and frozen in January 2014. Pension benefits for certain eligible hourly employees are based on a monthly pension factor for each year of credited service. Pension benefits for certain eligible salaried employees are generally based on years of service and average eligible compensation.

Continental Cement also sponsors an unfunded healthcare and life insurance benefits plan for certain eligible retired employees. The retiree healthcare and life insurance plan was closed for salaried employees in January 2003 and hourly employees in July 2006. Effective January 1, 2012, the Company eliminated all future retiree health and life coverage for active salaried, nonunion hourly and certain union employees that retire on or after January 1, 2012. Effective January 1, 2014, the plan was amended to eliminate all future retiree health and life coverage for the remaining union employees.

The funded status of the pension and other postretirement benefit plans is recognized in the consolidated balance sheets as the difference between the fair value of plan assets and the benefit obligations. For defined benefit pension plans, the benefit obligation is the projected benefit obligation (“PBO”) and for the other postretirement benefit plans the benefit obligation is the accumulated postretirement benefit obligation (“APBO”). The PBO represents the actuarial present value of benefits expected to be paid upon retirement based on estimated future compensation levels. However, since the plans’ participants are not subject to future compensation increases, the plans’ PBO equals the APBO. The APBO represents the actuarial present value of postretirement benefits attributed to employee services already rendered. The fair value of plan assets represents the current market value of assets held by an irrevocable trust fund for the sole benefit of participants. The measurement of the benefit obligation is based on Continental Cement’s estimates and actuarial valuations provided by third-party actuaries. These valuations reflect the terms of the plan and use participant-specific information such as compensation, age and years of service, as well as certain assumptions that require significant judgment, including estimates of discount rates, expected return on plan assets, rate of compensation increases, interest crediting rates and mortality rates.

The Company uses its fiscal year-end as the measurement date for its defined benefit pension and other postretirement benefit plans.

Obligations and Funded Status—The following information is as of year-end 2013 and 2012 and for the years ended December 28, 2013, December 31, 2012 and December 31, 2011:

	2013		2012
	Pension benefits	Other benefits	Pension benefits	Other benefits
Change in benefit obligations:
Beginning of period	$28,674	$15,810	$26,514	$14,467
Service cost	295	236	276	207
Interest cost	963	513	1,055	585
Actuarial (gain) loss	(2,674)	(1,048)	2,347	1,597
Special termination benefits	—	39	—	—
Benefits paid	(1,614)	(1,395)	(1,518)	(1,046)

End of period	25,644	14,155	28,674	15,810

Change in fair value of plan assets:
Beginning of period	17,863	—	16,639	—
Actual return on plan assets	1,512	—	1,205	—
Employer contributions	1,313	1,395	1,537	1,046
Benefits paid	(1,614)	(1,395)	(1,518)	(1,046)

End of period	19,074	—	17,863	—

Funded status of plans	$(6,570)	$(14,155)	$(10,811)	$(15,810)

Current liabilities	$—	$(1,268)	$—	$(1,055)
Noncurrent liabilities	(6,570)	(12,887)	(10,811)	(14,755)

Liability recognized	$(6,570)	$(14,155)	$(10,811)	$(15,810)

Amounts recognized in accumulated other comprehensive income:
Net actuarial loss	$4,831	$4,139	$8,056	$5,501
Prior service cost	—	(1,346)	—	(1,526)

Total amount recognized	$4,831	$2,793	$8,056	$3,975

The amount recognized in accumulated other comprehensive income (“AOCI”) is the actuarial loss, which has not yet been recognized in periodic benefit cost. At December 28, 2013, the actuarial loss expected to be amortized from AOCI to periodic benefit cost in 2014 is $0.1 million and $0.2 million for the pension and postretirement obligations, respectively.

	2013		2012		2011
	Pension benefits	Other benefits	Pension benefits	Other benefits	Pension benefits	Other benefits
Amounts recognized in other comprehensive (gain) loss:
Net actuarial (gain) loss	$(2,838)	$(1,048)	$2,444	$1,597	$4,066	$3,390
Prior service cost	—	180	—	—	—	(1,705)
Amortization of prior year service cost	—	—	—	180	—	—
Amortization of (gain) loss	(387)	(314)	(261)	(312)	(5)	(71)

Total amount recognized	$(3,225)	$(1,182)	$2,183	$1,465	$4,061	$1,614

Components of net periodic benefit cost:
Service cost	$295	$236	$276	$207	$275	$227
Interest cost	963	513	1,055	585	1,161	710
Amortization of loss	387	314	262	312	5	69
Expected return on plan assets	(1,348)	—	(1,301)	(180)	(1,400)	—
Special termination benefits	—	39	—	—	—	—
Amortization of Prior Service Credit	—	(180)	—	—	—	—

Net periodic benefit cost	$297	$922	$292	$924	$41	$1,006

Assumptions—Weighted-average assumptions used to determine the benefit obligations as of year-end 2013 and 2012 are:

	2013		2012
	Pension benefits	Other benefits	Pension benefits	Other benefits
Discount rate	4.21% - 4.46%	4.33%	3.30% - 3.57%	3.41%
Expected long-term rate of return on plan assets	7.50%	N/A	7.50%	N/A

Weighted-average assumptions used to determine net periodic benefit cost for the years ended December 28, 2013, December 31, 2012 and December 31, 2011:

	2013		2012		2011
	Pension benefits	Other benefits	Pension benefits	Other benefits	Pension benefits	Other benefits
Discount rate	3.30% - 3.57%	3.41%	3.89% - 4.07%	4.00%	4.94% - 5.12.%	5.07%
Expected long-term rate of return on plan assets	7.50%	N/A	7.50%	N/A	8.50%	N/A

The expected long-term return on plan assets is based upon the plans’ consideration of historical and forward-looking returns and the Company’s estimation of what a portfolio, with the target allocation described below, will earn over a long-term horizon. The discount rate is derived using the Citigroup Pension Discount Curve.

Assumed health care cost trend rates are 9% grading to 7% and 9% grading to 7% as of year end 2013 and 2012, respectively. Assumed health care cost trend rates have a significant effect on the amounts reported for the Company’s post-retirement medical and life plans. A one percentage-point change in assumed health care cost trend rates would have the following effects as of year-end 2013 and 2012:

	2013		2012
	Increase	Decrease	Increase	Decrease
Total service cost and interest cost components	$66	$(55)	$73	$(63)
Estimated APBO	1,251	(1,073)	1,555	(1,331)

Plan Assets—The defined benefit pension plans’ (the “Plans”) investment strategy is to minimize investment risk while generating acceptable returns. The Plans currently invest a relatively high proportion of their assets in fixed income securities, while the remainder is invested in equity securities, cash reserves and precious metals. The equity securities are diversified into funds with growth and value investment strategies. The target allocation for plan assets is as follows: equity securities – 30%; fixed income securities –63%; cash reserves –5%; and precious metals –2%. The Plans’ current investment allocations are within the tolerance of the target allocation.

Fair value determinations are based on the following hierarchy, which prioritizes the inputs used to measure fair value:

•	Level 1—Quoted prices in active markets for identical assets and liabilities

•	Level 2—Observable inputs, other than quoted prices, for similar assets or liabilities in active markets

•	Level 3—Unobservable inputs, which includes the use of valuation models

The Company had no Level 3 investments as of or during the years ended December 28, 2013 and December 31, 2012.

At year-end 2013 and 2012, the Plans’ assets were invested predominantly in publicly traded fixed-income securities and equities, but may invest in other asset classes in the future subject to the parameters of the investment policy. The Plans’ investments in fixed-income assets include U.S. Treasury and U.S. agency securities and corporate bonds. The Plans’ investments in equities include U.S. and international securities and equity funds. The Company estimates the fair value of the Plans’ assets using various valuation techniques and, to the extent available, quoted market prices in active markets or observable market inputs. The descriptions and fair value methodologies for the Plans’ assets are as follows:

Fixed Income Securities – Corporate and government bonds are classified as Level 2 assets, as they are either valued at quoted market prices from observable pricing sources at the reporting date or valued based upon comparable securities with similar yields and credit ratings.

Equity Securities—Equity securities are valued at the closing market price reported on a U.S. exchange where the security is actively traded and are therefore classified as Level 1 assets.

Cash - The carrying amounts of cash approximate fair value due to the short-term maturity.

Precious Metals—Precious metals are valued at the closing market price reported on a U.S. exchange where the security is actively traded and are therefore classified as Level 1 assets.

The fair value of the Company’s pension plans’ assets by asset class and fair value hierarchy level as of year-end 2013 and 2012 are as follows:

	2013
	Total fair value	Quoted prices in active markets for identical assets (Level 1)	Observable inputs (Level 2)
Fixed income securities:
Intermediate - government	$1,647	$—	$1,647
Intermediate - corporate	3,138	—	3,138
Short-term - government	2,168	—	2,168
Short-term - corporate	4,040	—	4,040
Equity securities:
U.S. Large cap value	1,221	1,221	—
U.S. Large cap growth	1,536	1,536	—
U.S. Mid cap value	600	600	—
U.S. Mid cap growth	603	603	—
U.S. Small cap value	610	610	—
U.S. Small cap growth	599	599	—
International	889	889	—
Cash	1,665	1,665	—
Precious metals	358	358	—

Total	$19,074	$8,081	$10,993

	2012
	Total fair value	Quoted prices in active markets for identical assets (Level 1)	Observable inputs (Level 2)
Fixed income securities:
Intermediate - government	$1,247	$—	$1,247
Intermediate - corporate	4,402	—	4,402
Short-term - government	2,038	—	2,038
Short-term - corporate	3,123	—	3,123
Equity securities:
U.S. Large cap value	1,063	1,063	—
U.S. Large cap growth	1,037	1,037	—
U.S. Mid cap value	542	542	—
U.S. Mid cap growth	536	536	—
U.S. Small cap value	546	546	—
U.S. Small cap growth	539	539	—
International	1,134	1,134	—
Cash	1,656	1,656	—

Total	$17,863	$7,053	$10,810

Cash Flows - The Company expects to contribute approximately $1.0 million to its pension plans and $1.3 million to its other postretirement benefit plans in 2014.

The estimated benefit payments for each of the next five years and the five-year period thereafter are as follows:

	Pension benefits	Other benefits
2014	$1,694	$1,269
2015	1,704	1,109
2016	1,739	1,130
2017	1,737	963
2018	1,774	1,018
2019 - 2023	8,667	4,512

Total	$17,315	$10,001

(9)     Commitments and Contingencies

Litigation and Claims

Continental Cement is party to certain legal actions arising from the ordinary course of business activities. In the opinion of management, these actions are without merit or that the ultimate disposition, if any, resulting from them will not have a material effect on Continental Cement’s consolidated financial position, results of operations or liquidity. Continental Cement’s policy is to record legal fees as incurred.

In February 2011, Continental Cement incurred a property loss related to a sunken barge with cement product aboard. As of December 28, 2013 and December 31, 2012, the Company had a $0.9 million accrual for the estimated remaining costs to remove the barge.

Environmental Remediation

Continental Cement’s manufacturing operations are subject to and affected by Federal, state and local laws and regulations relating to the environment, health and safety and other regulatory matters. These operations require environmental operating permits, which are subject to modification, renewal and revocation. Continental Cement regularly monitors and reviews its operations, procedures and policies for compliance with these laws and regulations. Despite these compliance efforts, risk of environmental liability is inherent in the operation of Continental Cement’s business, as it is with other companies engaged in similar businesses and there can be no assurance that environmental liabilities will not have a material adverse effect on Continental Cement in the future.

Other

Continental Cement is obligated under various firm purchase commitments for certain raw materials and services that are in the ordinary course of business. Management does not expect any significant changes in the market value of these goods and services during the commitment period that would have a material adverse effect on the financial position, results of operations, and cash flows of Continental Cement. The terms of the purchase commitments are generally less than one year.

As of December 28, 2013, approximately 62% of the Company’s employees were represented by labor organizations under collective bargaining agreements. The Company’s collective bargaining agreements for such employees generally expire between 2013 and 2015. The contract that expired in 2013 contract was successfully renegotiated and ratified in December 2013 and is expected to be finalized in the first quarter of 2014 with a term that will extend through 2018.

(10)     Related-Party Transactions

The Company purchased equipment from a certain noncontrolling member for approximately $2.3 million in 2011, which was paid for in 2012.

As of year-end 2013 and 2012, the Company had accrued interest payments of $0.7 million and $2.1 million, respectively, due to a certain noncontrolling member for a related-party note, which is expected to be paid in 2014. The principal balance on the note was repaid in January 2012.

Cement sales to companies owned by certain noncontrolling members of Continental Cement were approximately $12.7 million, $12.5 million and $9.5 million during the years ended December 28, 2013, December 31, 2012 and December 31, 2011, respectively, and accounts receivables due from these parties were approximately $0.2 million and $1.0 million as of December 28, 2013 and December 31, 2012, respectively.

Cement sales to subsidiaries of Summit Materials were approximately $4.5 million, $3.8 million and $2.8 million for the years ended December 28, 2013, December 31, 2012 and December 31, 2011, respectively, and accounts receivable due from these parties were approximately $0.2 million as of December 28, 2013 and December 31, 2012.

Waste fuel sales by Continental Cement to American Environmental Services, Inc., which owned a noncontrolling interest in GAR until the Company purchased its interest in 2011, were approximately $0.7 million in the year ended December 31, 2011. After the Company purchased American Environmental Services, Inc.’s interest in GAR, American Environmental Services, Inc. ceased to be a related party.

(11)     Supplemental Cash Flow Information

Supplemental cash flow information is as follows for the years ended December 28, 2013, December 31, 2012 and December 31, 2011:

	2013	2012	2011
Cash paid for interest	$11,488	$7,353	$12,946
Non cash financing activities:
Proceeds on borrowings due to Summit Materials	$—	$156,842	$—
Repayment by Summit Materials of long-term debt and accrued interest	—	(156,842)	—

(12)     Leasing Arrangements

Rent expense incurred, including short term rentals, primarily related to land and equipment, was $0.4 million, $0.5 million and $0.4 million for the years ended December 28, 2013, December 31, 2012 and December 31, 2011, respectively.

Minimum rental commitments under long-term operating leases as of December 28, 2013, are as follows:

2014	$378
2015	341
2016	325
2017	291
2018	291

(13)     Supplementary Data (Unaudited)

Supplemental financial information (unaudited) by quarter is as follows for the years ended December 28, 2013 and December 31, 2012:

	2013				2012
(in thousands)	4Q	3Q	2Q	1Q	4Q	3Q	2Q	1Q
Revenues	$22,509	$34,155	$27,224	$12,361	$25,304	$30,430	$26,141	$13,007
Operating income (loss)	9,259	10,965	9,053	(8,449)	7,625	7,124	9,097	(4,468)
Net income (loss)	$6,668	$8,157	$6,272	$(11,232)	$4,694	$3,977	$5,999	$(8,045)

(14)     Subsequent Events

On January 17, 2014, Summit Materials and Summit Materials Finance Corp. issued and sold an additional $260.0 million aggregate principal amount of their 10.5% Senior Notes due 2020, which mature on January 31, 2020, pursuant to an indenture which also governs the $250.0 million aggregate principal amount of 10.5% Senior Notes due 2020 that were issued on January 30, 2012. As a result, the Company’s guarantee of the Senior Notes increased by the additional $260.0 million of notes issued to $510.0 million.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

DISCLOSURE CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s principal executive officer and the Company’s principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives. The Company’s management, with the participation of the Company’s principal executive officer and principal financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 28, 2013. Based upon that evaluation, the Company’s principal executive officer and principal financial officer concluded that, as of December 28, 2013, the Company’s disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

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

Management’s Annual Report on Internal Control Over Financial Reporting

This Annual Report on Form 10-K does not include a report of managements’ assessment regarding internal control over financial reporting or an attestation report of the Company’s registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

ITEM 9B.	OTHER INFORMATION.

Pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012 (“ITRA”), which added Section 13(r) of the Exchange Act, the Company hereby incorporates by reference herein Exhibit 99.1 of this report, which includes disclosures publicly filed and/or provided to The Blackstone Group L.P., an affiliate of certain investment funds that indirectly own a majority of the equity interests of the Company, by Hilton Worldwide, Inc., SunGard Capital Corp., SunGard Capital II, SunGard Data Systems and Travelport Limited, which may be considered the Company’s affiliates.

We are not presently aware that we and our subsidiaries have knowingly engaged in any transaction or dealing reportable under Section 13(r) of the Exchange Act during the year ended December 28, 2013.

PART III

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The audit committee of the board of directors of the general partner of Summit Materials Holdings L.P., the indirect parent company of Summit Materials, pre-approves audit and tax services performed for Summit Materials, including those performed for Continental Cement. The table below summarizes the aggregate fees allocated to Continental Cement from the aggregate fees paid to KPMG LLP by Summit Materials in 2013 and 2012, which were all preapproved by the audit committee. A description of these various fees and services follows the table.

(in thousands)	2013	2012
Audit Fees	$547	$293
Tax Fees	225	8

Total	$772	$301

Audit Fees

The aggregate fees allocated to the Company for professional services performed by KPMG LLP for the audit of the Company’s consolidated financial statements and reviews of its unaudited quarterly consolidated financial statements.

Tax Fees

The aggregate fees allocated to the Company for professional services performed by KPMG LLP in connection with routine tax compliance, general tax consulting services and services related to a state tax audit.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

1.	Financial statements:

Consolidated Balance Sheets

Consolidated Statements of Operations

Consolidated Statements of Comprehensive Income (Loss)

Consolidated Statements of Cash Flows

Consolidated Statements of Changes in Redeemable Members’ Interest and Member’s Interest

2.	Financial statement schedules:

Financial statement schedules are omitted because of the absence of conditions under which they are required or because the required information is provided in the financial statements or notes thereto.

3.	Exhibits:

3.1	Certificate of Formation of Continental Cement Company, L.L.C., as amended (incorporated by reference from Exhibit 3.7 of the registrant’s Registration Statement on Form S-4, filed March 27, 2013 (File No. 333-187556-38)).

3.2	Amended and Restated Limited Liability Company Agreement of Continental Cement Company, L.L.C. (incorporated by reference to Exhibit 3.8 of the registrant’s Registration Statement on Form S-4, filed March 27, 2013 (File No. 333-187556-38)).

3.3	First Amendment to Amended and Restated Limited Liability Company Agreement of Continental Cement Company, L.L.C. (incorporated by reference to Exhibit 3.9 of the registrant’s Registration Statement on Form S-4, filed March 27, 2013 (File No. 333-187556-38)).

4.1	Indenture, dated as of January 30, 2012, among Summit Materials, LLC, Summit Materials Finance Corp., the guarantors named therein and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.1 of the registrant’s Registration Statement on Form S-4, filed March 27, 2013 (File No. 333-187556)).

4.2	First Supplemental Indenture, dated as of March 13, 2012, among Norris Quarries, LLC and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.2 of the registrant’s Registration Statement on Form S-4, filed March 27, 2013 (File No. 333-187556)).

4.3	Second Supplemental Indenture, dated as of January 17, 2014, among Summit Materials, LLC, Summit Materials Finance Corp., the guarantors named therein and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.4 filed with the registrant’s Current Report on Form 8-K, filed January 23, 2014 (File No. 333-187556)).

4.4*	Third Supplemental Indenture, dated as of February 21, 2014, among Alcomat, LLC, Alleyton Resource Company, LLC, Alleyton Services Company, LLC and Wilmington Trust, National Association, as trustee.

4.5	Form of 10.5% Senior Note due 2020 (included in Exhibit 4.1).

4.6	Registration Rights Agreement, dated as of January 17, 2014, among Summit Materials, LLC, Summit Materials Finance Corp., the guarantors named therein, Merrill Lynch, Pierce, Fenner & Smith Incorporated and the several other initial purchasers (incorporated by reference to Exhibit 4.5 filed with the registrant’s Current Report on Form 8-K, filed January 23, 2014 (File No. 333-187556)).

10.1	Credit Agreement, dated as of January 30, 2012, by and among Summit Materials, LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Citigroup Global Markets Inc., as joint lead arrangers, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Citigroup Global Markets Inc., UBS Securities LLC, Barclays Capital, Credit Suisse Securities (USA) LLC and Deutsche Bank Securities Inc., as joint bookrunners, Bank of America, N.A., as administrative agent, collateral agent and swing line lender, Bank of America, N.A., as letter of credit issuer, and Citigroup Global Markets Inc., as syndication agent (incorporated by reference to Exhibit 10.1 of Amendment No. 1 to the registrant’s Registration Statement on Form S-4, filed May 3, 2013 (File No. 333-187556)).

10.2	Amendment No. 1, dated as of February 5, 2013, to the Credit Agreement, dated as of January 30, 2012, by and among Summit Materials, LLC, Bank of America, N.A. as sole lead arranger, and Bank of America, N.A. and Citigroup Global Markets Inc., as joint bookrunners (incorporated by reference to Exhibit 10.2 of the registrant’s Registration Statement on Form S-4, filed March 27, 2013 (File No. 333-187556)).

10.3	Amendment No. 2, dated as of January 16, 2014, to the Credit Agreement, dated as of January 30, 2012, by and among Summit Materials, LLC, the guarantors party thereto, Bank of America, N.A., as administrative agent, collateral agent, L/C issuer and swing line lender and the other parties thereto (incorporated by reference to Exhibit 10.1 filed with the registrant’s Current Report on Form 8-K, filed January 23, 2014 (File No. 333-187556)).

10.4	Tranche A Revolving Credit Commitment Conversion Agreement, dated as of February 11, 2013, under the Credit Agreement, dated as of January 30, 2012, among Summit Materials, LLC, the guarantors party thereto, the several banks and other financial institutions or entities from time to time parties to the Credit Agreement, Bank of America, N.A., as administrative agent, collateral agent, L/C issuer and swing line lender and the other parties thereto (incorporated by reference to Exhibit 10.3 of the registrant’s Registration Statement on Form S-4, filed March 27, 2013 (File No. 333-187556)).

10.5	Security Agreement, dated as of January 30, 2012, by and among the grantors identified therein and Bank of America, N.A., as collateral agent (incorporated by reference to Exhibit 10.4 of the registrant’s Registration Statement on Form S-4, filed March 27, 2013 (File No. 333-187556)).

31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

95.1*	Mine Safety Disclosures.

99.1*	Section 13(r) Disclosure.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith
**	Furnished herewith
+	Indicates management or compensating plan or arrangement

The agreements and other documents filed as exhibits to this report are not intended to provide factual information or other disclosure other than with respect to the terms of the agreements or other documents themselves, and you should not rely on them for that purpose. In particular, any representations and warranties made by the Company in these agreements or other documents were made solely within the specific context of the relevant agreement or document and may not describe the actual state of affairs as of the date they were made or at any other time.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CONTINENTAL CEMENT COMPANY, L.L.C.

Date: March 7, 2014	By:	/s/ Thomas Beck
Thomas Beck
President

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons in the capacities indicated on the 7th day of March, 2014.

Signature	Title
/s/ Thomas Beck	President and Director
Thomas Beck	(Principal Executive Officer)

/s/ Mark Strieker	Vice President of Finance and Administration
Mark Strieker	(Principal Financial and Accounting Officer)

/s/ Thomas W. Hill	Director
Thomas W. Hill

/s/ Julia C. Kahr	Director
Julia C. Kahr

/s/ Michael J. Brady	Director
Michael J. Brady

/s/ Michael K. Farmer	Director
Michael K. Farmer

/s/ Elliot E. Farmer	Director
Elliot E. Farmer

/s/ R. Michael Johnson	Director
R. Michael Johnson