Form 10-Q
period 2014-03-29
Continental Cement Company, L.L.C.
filed 2014-05-13
CIK 1571274

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 29, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 333-187556-38

CONTINENTAL CEMENT COMPANY, L.L.C.

(Exact name of registrant as specified in its charter)

Delaware	27-2594654
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

16100 Swingley Ridge Road, Suite 230 Chesterfield, Missouri	63017
(Address of principal executive offices)	(Zip Code)

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

As of May 12, 2014, 100 Class A units and 100,000,000 Class B units of our membership interests were issued and outstanding.

Continental Cement Company, L.L.C. meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q (this “report”) includes “forward-looking statements” within the meaning of the federal securities laws, which involve risks and uncertainties. Forward-looking statements include all statements that do not relate solely to historical or current facts, and you can identify forward-looking statements because they contain words such as “believes,” “expects,” “may,” “will,” “should,” “seeks,” “intends,” “trends,” “plans,” “estimates,” “projects” or “anticipates” or similar expressions that concern our strategy, plans, expectations or intentions. All statements made relating to our estimated and projected earnings, margins, costs, expenditures, cash flows, growth rates and financial results are forward-looking statements. These forward-looking statements are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. We derive many of our forward-looking statements from our operating budgets and forecasts, which are based upon many detailed assumptions. While we believe that our assumptions are reasonable, it is very difficult to predict the effect of known factors, and, of course, it is impossible to anticipate all factors that could affect our actual results.

In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that the results or conditions described in such statements or our objectives and plans will be realized. Important factors could affect our results and could cause results to differ materially from those expressed in our forward-looking statements, including but not limited to the factors discussed in the section entitled “Risk Factors” in Continental Cement, L.L.C.’s Annual Report on Form 10-K for the fiscal year ended December 28, 2013 (“Form 10-K”), as filed with the Securities and Exchange Commission (the “SEC”).

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

As used in this report, unless otherwise noted or the context otherwise requires: references to “Continental Cement,” “Company,” “we,” “us,” and “our” are to Continental Cement Company, L.L.C., a Delaware limited liability company, and its subsidiary; and references to “Summit Materials” are to Summit Materials, LLC and not to its subsidiaries. The Company is a non-wholly owned indirect subsidiary of Summit Materials.

CONTINENTAL CEMENT COMPANY, L.L.C.

FORM  10-Q

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CONTINENTAL CEMENT COMPANY, L.L.C. AND SUBSIDIARY

Consolidated Balance Sheets

(In thousands, except unit amounts)

	March 29, 2014 (unaudited)	December 28, 2013 (audited)
Assets
Current assets:
Cash	$5	$9
Accounts receivable, net	8,049	7,353
Due from Affiliates	—	2,990
Inventories	14,529	10,402
Other current assets	402	482

Total current assets	22,985	21,236
Property, plant and equipment, less accumulated depreciation and depletion (March 29, 2014 – $39,716 and December 28, 2013 – $36,700)	311,606	306,204
Goodwill	24,096	24,096
Other assets	12,330	12,576

Total assets	$371,017	$364,112

Liabilities, Redeemable Members’ Interest and Member’s Interest
Current liabilities:
Current portion of long-term debt due to Summit Materials	$1,018	$1,018
Accounts payable	13,230	10,165
Accrued expenses	6,403	9,997
Due to Summit Materials	17,422	—

Total current liabilities	38,073	21,180
Long-term debt due to Summit Materials	154,336	154,590
Pension and post-retirement benefit obligations	17,020	19,457
Other noncurrent liabilities	872	850

Total liabilities	210,301	196,077

Commitments and contingencies (see note 6)
Redeemable members’ interest (100,000,000 Class B units issued and authorized)	23,600	23,450
Member’s interest:
Member’s equity (100 Class A units issued and authorized)	135,196	135,180
Retained earnings	8,726	17,029
Accumulated other comprehensive loss	(6,806)	(7,624)

Total member’s interest	137,116	144,585

Total liabilities, redeemable members’ interest and member’s interest	$371,017	$364,112

See notes to unaudited consolidated financial statements.

CONTINENTAL CEMENT COMPANY, L.L.C. AND SUBSIDIARY

Unaudited Consolidated Statements of Operations

(In thousands)

	Three Months Ended
	March 29, 2014	March 30, 2013
Revenue:
Revenue from third parties:
Product	$5,555	$7,863
Service	2,921	2,450
Revenue from related parties:
Product	2,152	2,048

Total revenue	10,628	12,361

Cost of revenue (excluding items shown separately below):
Product	8,402	12,338
Service	2,500	2,167

Total cost of revenue	10,902	14,505
General and administrative expenses	1,816	3,534
Depreciation, depletion, amortization and accretion	3,201	2,771

Operating loss	(5,291)	(8,449)
Other income, net	(5)	(59)
Interest expense	2,867	2,842

Net loss	$(8,153)	$(11,232)

See notes to unaudited consolidated financial statements.

CONTINENTAL CEMENT COMPANY, L.L.C. AND SUBSIDIARY

Unaudited Consolidated Statements of Comprehensive Loss

(In thousands)

	Three Months Ended
	March 29, 2014	March 30, 2013
Net loss	$(8,153)	$(11,232)
Other comprehensive (loss) income:
Postretirement curtailment adjustment	(1,346)	—
Postretirement liability adjustment	2,164	—

Other comprehensive income	818	—

Comprehensive loss	$(7,335)	$(11,232)

See notes to unaudited consolidated financial statements.

CONTINENTAL CEMENT COMPANY, L.L.C. AND SUBSIDIARY

Unaudited Consolidated Statements of Cash Flows

(In thousands)

	Three Months Ended
	March 29, 2014	March 30, 2013
Cash flows from operating activities:
Net loss	$(8,153)	$(11,232)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, depletion, amortization and accretion	3,201	2,771
Other	50	80
(Increase) decrease in operating assets:
Accounts receivable	(766)	3,465
Inventories	(4,127)	(2,116)
Other current assets	80	149
Other assets	208	903
Increase (decrease) in operating liabilities:
Accounts payable	1,002	951
Accrued expenses	(3,565)	(4,357)
Other liabilities	(1,619)	(490)

Net cash used in operating activities	(13,689)	(9,876)

Cash flows from investing activities:
Purchase of property, plant and equipment	(6,492)	(6,400)
Other	48	—

Net cash used in investing activities	(6,444)	(6,400)

Cash flows from financing activities:
Principal payments on long-term debt	(255)	(483)
Book overdraft	(28)	1,341
Net borrowings from Summit Materials	20,412	14,927

Net cash provided by financing activities	20,129	15,785

Net decrease in cash	(4)	(491)
Cash – beginning of period	9	599

Cash – end of period	$5	$108

Supplemental disclosures of cash flow information
Cash interest paid during the period	$4,520	$3,311

See notes to unaudited consolidated financial statements.

CONTINENTAL CEMENT COMPANY, L.L.C. AND SUBSIDIARY

Unaudited Consolidated Statements of Changes in Redeemable Members’ Interest and Member’s Interest

(In thousands)

	Member’s equity	Retained earnings	Accumulated other comprehensive loss	Total member’s equity	Redeemable members’ interest
Balance – December 28, 2013	$135,180	$17,029	$(7,624)	$144,585	$23,450
Accretion of redeemable members’ interest	—	(150)	—	(150)	150
Net loss	—	(8,153)	—	(8,153)	—
Other comprehensive income	—	—	818	818	—
Share-based compensation	16	—	—	16	—

Balance – March 29, 2014	$135,196	$8,726	$(6,806)	$137,116	$23,600

Balance – December 31, 2012	$135,118	$7,764	$(12,031)	$130,851	$22,850
Accretion of redeemable members’ interest	—	(150)	—	(150)	150
Net loss	—	(11,232)	—	(11,232)	—
Share-based compensation	16	—	—	16	—

Balance – March 30, 2013	$135,134	$(3,618)	$(12,031)	$119,485	$23,000

See notes to unaudited consolidated financial statements.

CONTINENTAL CEMENT COMPANY, L.L.C. AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

(Tables in thousands)

(1)	Summary of Organization and Significant Accounting Policies

Continental Cement Company, L.L.C. (“Continental Cement”) produces portland cement at its plant located in Hannibal, Missouri. Cement distribution terminals are maintained in Hannibal and St. Louis, Missouri and Bettendorf, Iowa. The Company’s primary customers are ready-mixed concrete and concrete products producers and contractors located in the Midwestern United States.

Green America Recycling, L.L.C. (“GAR”), a wholly-owned subsidiary of Continental Cement, is engaged in the business of securing, processing and blending hazardous and nonhazardous waste materials primarily for use as supplemental fuels in the cement manufacturing process. GAR’s primary customers are commercial transportation disposal facilities and petroleum and chemical manufacturers located in the continental United States. Continental Cement and GAR collectively are referred to as the “Company.”

Continental Cement, a Delaware limited liability company, is governed by the amended and restated limited liability company agreement, as amended (the “LLC Agreement”). As such, liability of its members is generally limited to the amount of their net investment in Continental Cement. Continental Cement is an indirect non-wholly owned subsidiary of Summit Materials, LLC (“Summit Materials”).

Basis of Presentation – These unaudited consolidated financial statements were prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. These unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto as of and for the year ended December 28, 2013. The Company continues to follow the accounting policies set forth in those consolidated financial statements.

Management believes that these consolidated interim financial statements include all adjustments, normal and recurring in nature, that are necessary to present fairly the financial position of the Company as of March 29, 2014 and the results of operations and cash flows for the three month periods ended March 29, 2014 and March 30, 2013.

In 2013, the Company changed its fiscal year from a calendar year to a 52 week year with each quarter composed of 13 weeks ending on a Saturday, consistent with that of Summit Materials. The Company’s quarter ended March 29, 2014 included a full 13 weeks, or 91 days, of results compared to the quarter ended March 30, 2013, which included 89 days. The impact of this change to the Company’s financial position and results of operations is immaterial.

Substantially all of the Company’s products are consumed outdoors, primarily in the spring, summer and fall. Seasonal changes and other weather-related conditions can affect the sales volumes of its products. Therefore, the financial results for any interim period are not necessarily indicative of the results expected for the full year. Furthermore, the Company’s sales and earnings are sensitive to national, regional and local economic conditions and to cyclical changes in construction spending.

Principles of Consolidation – The consolidated financial statements of the Company include the accounts of Continental Cement and GAR. All significant intercompany balances and transactions have been eliminated.

Use of Estimates – The consolidated financial statements have been prepared in conformity with GAAP, which require management to make estimates and assumptions. These estimates and the underlying assumptions affect the amounts of assets and liabilities reported and disclosures about contingent assets and liabilities. Such estimates include the valuation of accounts receivable, inventories, goodwill, intangible and other long-lived assets, pension and other postretirement obligations, asset retirement obligations and redeemable members’ interest. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment. Management adjusts such estimates and assumptions when circumstances dictate. As future events and their effects cannot be determined with precision, actual results could differ significantly from estimates made. Changes in estimates, including those resulting from continuing changes in the economic environment, will be reflected in the Company’s consolidated financial statements for the period in which the change in estimate occurs.

Business and Credit Concentrations – The majority of the Company’s customers are located in Missouri, Iowa and Illinois. The Company’s accounts receivable consist primarily of accounts of ready-mixed concrete and concrete products producers and contractors located within these states. Collection of these accounts is, therefore, dependent on the economic conditions of the area. However, credit granted within the Company’s trade area has been granted to many customers and management does not believe that there are any significant concentrations of credit with respect to individual customers or groups of customers.

Approximately 21% and 16% of cement sales were with companies owned by a noncontrolling member of Continental Cement during the three month periods ended March 29, 2014 and March 30, 2013, respectively. The Company has historically had no collection issues with the noncontrolling member and management expects full collection on all outstanding accounts receivable due from the noncontrolling member.

(2)	Accounts Receivable, net

Accounts receivable, net consists of the following as of March 29, 2014 and December 28, 2013:

	March 29, 2014	December 28, 2013
Trade accounts receivable from unaffiliated entities	$6,562	$6,961
Trade accounts receivable from related parties	1,587	422

Accounts receivable	8,149	7,383
Less: allowance for doubtful accounts	(100)	(30)

Accounts receivable, net	$8,049	$7,353

(3)	Inventories

Inventories consist of the following as of March 29, 2014 and December 28, 2013:

	March 29, 2014	December 28, 2013
Raw materials	$829	$972
Work-in-process	4,880	2,623
Finished goods	8,820	6,807

Total inventories	$14,529	$10,402

(4)	Accrued Expenses

Accrued expenses consist of the following as of March 29, 2014 and December 28, 2013:

	March 29, 2014	December 28, 2013
Accrued interest due to Summit Materials	$2,195	$3,848
Accrued interest due to non-controlling member	—	723
Accrued post-retirement benefits other than pensions, current portion	1,268	1,268
Accrued professional fees	289	340
Accrued payroll, insurance and benefits	573	758
Accrued bonus liability	280	884
Accrued costs to remove barge from waterway	464	880
Other	1,334	1,296

Total	$6,403	$9,997

(5)	Long-Term Debt

Long-term debt due to Summit Materials, including the current portion of long-term debt, was $155.4 million and $155.6 million as of March 29, 2014 and December 28, 2013, respectively. Interest costs incurred were $2.8 million and $2.7 million for the three month periods ended March 29, 2014 and March 30, 2013, respectively. The interest rate in effect at March 29, 2014 was 3.7%.

The terms of Summit Materials’ debt limit certain transactions of its subsidiaries, including those of Continental Cement. Continental Cement’s ability to incur additional indebtedness or issue certain preferred shares, pay dividends to the noncontrolling members, redeem stock or make other distributions, make certain investments, sell or transfer certain assets, create liens, consolidate, merge, sell or otherwise dispose of all or substantially all of its assets, enter into certain transactions with affiliates are limited. Continental Cement is named as a guarantor of Summit Materials’ debt, for which Continental Cement pledged substantially all of its assets as collateral. Continental Cement provides a joint and several, full and unconditional guarantee of borrowings under Summit Materials’ senior secured credit facility (“Credit Facility”). As of March 29, 2014 and December 28, 2013, Summit Materials’ debt included $510 million and $250 million, respectively, of senior notes due January 31, 2020 (“Senior Notes”) and borrowings under the Credit Facility composed of $422.0 million in term loans that mature January 30, 2019 and a $150.0 million revolving credit facility that matures January 30, 2017.

Summit Materials is and has been current on all required principal and interest payments. As of March 29, 2014, approximately $95.0 million and $60.3 million of the Company’s long-term debt due to Summit Materials represent the amount of Summit Materials’ debt that has been allocated to the Company under the Credit Facility and Senior Notes, respectively, compared to $95.3 million and $60.3 million, respectively, as of December 28, 2013.

(6)	Commitments and Contingencies

The Company is party to certain legal actions arising from the ordinary course of business activities. Accruals are recorded when the outcome is probable and can be reasonably estimated in accordance with applicable accounting requirements. While the ultimate results of claims and litigation cannot be predicted with certainty, management expects that the ultimate resolution of all pending or threatened claims and litigation as of March 29, 2014 will not have a material effect on the Company’s consolidated results of operations, financial position or liquidity. The Company’s policy is to record legal fees as incurred.

Litigation and Claims – In February 2011, the Company incurred a property loss related to a sunken barge with cement product aboard. During the three month periods March 30, 2013, the Company recognized a $1.8 million charge for costs expected to be incurred to remove the barge from the waterway. As of March 29, 2014 and December 28, 2013, $0.5 million and $0.9 million, respectively, was included in accrued expenses as management’s best estimate of the remaining costs to remove the barge.

Environmental Remediation – The Company’s cement production, mining operations and waste processing operations are subject to and affected by federal, state and local laws and regulations relating to the environment, health and safety and other regulatory matters. These operations require environmental operating permits, which are subject to modification, renewal and revocation. The Company regularly monitors and reviews its operations, procedures and policies for compliance with these laws and regulations. Despite these compliance efforts, risk of environmental liability is inherent in the operation of the Company’s business, as it is with other companies engaged in similar businesses, and there can be no assurance that environmental liabilities will not have a material adverse effect on the Company’s financial position, results of operations or liquidity in the future.

Other – The Company is obligated under various firm purchase commitments for certain raw materials and services that are in the ordinary course of business. The terms of the purchase commitments are generally less than one year. Management does not expect any significant changes in the market value of these goods and services during the commitment period that would have a material adverse effect on the financial position, results of operations or liquidity of the Company.

As of March 29, 2014 and December 28, 2013 approximately 61% and 62%, respectively, of the Company’s employees were represented by labor organizations under collective bargaining agreements. The Company’s collective bargaining agreements for such employees generally expire between 2013 and 2015. The contract that expired in 2013 was successfully renegotiated and ratified in December 2013 and is expected to be finalized in the first half of 2014 with a term that will extend through 2018.

(7)	Related Party Transactions

As of December 28, 2013, the Company had accrued interest payments of $0.7 million due to a certain noncontrolling member for a related party note, which was paid in the first quarter of 2014. The principal balance on the note was repaid in January 2012.

Cement sales to companies owned by a certain noncontrolling member of Continental Cement were approximately $1.7 million and $1.6 million for the three month periods ended March 29, 2014 and March 30, 2013, respectively, and accounts receivables due from these parties were approximately $1.3 million and $0.2 million as of March 29, 2014 and December 28, 2013, respectively.

Cement sales to other companies owned by Summit Materials were approximately $0.5 million for both of the three month periods ended March 29, 2014 and March 30, 2013. Accounts receivables due from these parties were approximately $0.3 million and $0.2 million as of March 29, 2014 and December 28, 2013, respectively.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations is intended to assist in understanding and assessing the trends and significant changes in the Company’s results of operations and financial condition. Historical results may not be indicative of future performance. Our forward-looking statements reflect our current views about future events, are based on assumptions and are subject to known and unknown risks and uncertainties that could cause actual results to differ materially from those contemplated by these statements. Factors that may cause differences between actual results and those contemplated by forward-looking statements include, but are not limited to, those discussed in the section entitled “Risk Factors” in the Form 10-K and any factors discussed in the section entitled “Cautionary Note Regarding Forward-Looking Statements.” This Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the unaudited consolidated financial statements and the related notes and other information included in this report.

Overview

Continental Cement produces portland cement at its highly-efficient, state-of-the-art, dry cement manufacturing plant located in Hannibal, Missouri and has distribution terminals in Hannibal and St. Louis, Missouri and Bettendorf, Iowa. Continental Cement’s primary customers are ready-mixed concrete and concrete products producers and contractors located in the Midwestern United States. In addition to producing cement, the Company secures, processes and blends hazardous and nonhazardous waste materials primarily for use as supplemental fuels in the cement manufacturing process. The Company’s primary customers for this service are commercial transportation disposal facilities and petroleum and chemical manufacturers located in the continental United States.

Continental Cement’s products serve a variety of end uses in its market, including residential and non-residential, agricultural and public infrastructure projects and is used in most forms of construction activities. Continental Cement believes exposure to various end use markets and geographic markets in the Midwestern United States affords greater stability through economic cycles and positions it to capitalize on upside opportunities when recoveries in residential and non-residential construction occur. Continental Cement believes it is a top 25 supplier of cement in the United States by volume and the primary supplier within its local market.

Business Trends and Conditions

Continental Cement could be affected by any economic improvement or decline, which could vary by local region and market. Continental Cement’s sales and earnings are sensitive to national, regional and local economic conditions and particularly to cyclical changes in construction spending, especially in the private sector. From a macroeconomic view, the Company sees positive indicators for the construction sector, including upward trends in housing starts, construction employment and highway obligations. All of these factors should result in increased construction activity in the relatively near future as compared to the recently preceding years.

Public infrastructure projects, driven by both federal and state funding programs, represent a significant share of the U.S. heavy-side building materials market. Moving Ahead for Progress in the 21st Century (“MAP-21”) is a 27 month, approximately $105.0 billion transportation funding program that provided for $40.4 billion and $41.0 billion in highway infrastructure investments in fiscal years 2013 and 2014, respectively. The spending levels are consistent with the preceding federal transportation funding program. Currently, there is uncertainty as to what will succeed MAP-21, which expires in September 2014. A new highway bill may be passed by the end of 2014, which would require continuing resolutions between September 2014 and the date a new bill is passed. Management does not expect a significant change in funding levels through continuing resolutions or a new bill. However, given the nation’s aging infrastructure and considering longstanding historical spending trends, management expects U.S. infrastructure investment to grow over the long term. Management believes that the Company is well positioned to capitalize on any such increase in investment.

In addition to federal funding, highway construction and maintenance funding is also available through state, county and local agencies. The Company generates most of its revenue in Missouri – 70% in the first quarter of 2014. Missouri’s annual construction funding committed to essential road and bridge programs is approximately $700.0 million. In addition, Missouri’s transportation funds are constitutionally protected and may only be spent on transportation projects.

In addition to being subject to cyclical changes in the economy, Continental Cement’s business is also seasonal in nature; its products are consumed outdoors. Severe weather, seasonal changes and other weather-related conditions can significantly affect the sales volumes of Continental Cement’s products. Winter weather months are generally periods of lower sales as Continental Cement’s customers have fewer active projects. Typically, the highest sales and earnings are in the second and third quarters and the lowest are in the first and fourth quarters. Periods of heavy rainfall also adversely affect customers’ work patterns and demand for the Company’s products. The Company’s working capital may vary greatly during peak periods, but generally returns to comparable levels as its operating cycle is completed each fiscal year.

Results of Operations

The following discussion of the Company’s results of operations is focused on the material financial measures management uses to evaluate the performance of its business. Operating income and margins are discussed in terms of changes in volume, pricing and customer mix. The Company’s product revenue reflects cement sales and service revenue reflects revenue from the acceptance of waste fuels.

In 2013, the Company changed its fiscal year from a calendar year to a 52 week year with each quarter composed of 13 weeks ending on a Saturday, consistent with that of Summit Materials. Continental Cement’s quarter ended March 29, 2014 included a full 13 weeks, or 91 days, of results compared to the quarter ended March 30, 2013, which included 89 days. The impact of this change to the Company’s financial position and results of operations is immaterial.

Non-GAAP Performance Measures

Continental Cement evaluates the performance of its business and allocates its resources based on several factors, including a measure it calls Adjusted EBITDA. Continental Cement defines Adjusted EBITDA as net income (loss) before interest expense and depreciation, depletion, amortization and accretion. Accretion is recognized on asset retirement obligations and reflects the time value of money. Since accretion is similar in nature to interest expense, it is treated consistently with interest expense and is excluded from Adjusted EBITDA.

Adjusted EBITDA reflects an additional way of viewing aspects of the Company’s business that, when viewed with the Company’s results determined in accordance with U.S. generally accepted accounting principles (“GAAP”) and the accompanying reconciliations to GAAP financial measures included in the tables below, may provide a more complete understanding of factors and trends affecting the Company’s business. However, it should not be construed as being more important than other comparable GAAP measures and must be considered in conjunction with GAAP measures. In addition, non-GAAP financial measures are not standardized; therefore it may not be possible to compare such financial measures with other companies’ non-GAAP financial measures having the same or similar names. The Company strongly encourages investors to review its consolidated financial statements in their entirety and not rely on any single financial measure.

Reconciliation of Net Loss to Adjusted EBITDA

	Three Months Ended
(in thousands)	March 29, 2014	March 30, 2013
Net loss	$(8,153)	$(11,232)
Interest expense	2,867	2,842
Depreciation, depletion and amortization	3,179	2,751
Accretion	22	20

Adjusted EBITDA	$(2,085)	$(5,619)

Consolidated Results of Operations

The tables below set forth the Company’s consolidated results for each of the periods indicated.

	Three Months Ended
(in thousands)	March 29, 2014	March 30, 2013
Revenue	$10,628	$12,361
Cost of revenue (excluding items shown separately below)	10,902	14,505
General and administrative expenses	1,816	3,534
Depreciation, depletion, amortization and accretion	3,201	2,771

Operating loss	(5,291)	(8,449)
Other income, net	(5)	(59)
Interest expense	2,867	2,842

Net loss	$(8,153)	$(11,232)

First quarter of 2014 compared to the first quarter of 2013

(All comparisons are with the three months ended March 30, 2013, unless noted)

	Three Months Ended
($ in thousands)	March 29, 2014	March 30, 2013	Variance
Revenue	$10,628	$12,361	(14.0)%
Operating loss	$(5,291)	$(8,449)	37.4%
Operating margin	(49.8)%	(68.4)%
Adjusted EBITDA	$(2,085)	$(5,619)	62.9%

The Company’s revenue decreased 14.0% in the three months ended March 29, 2014. Cement volumes decreased 33.6% as a result of poor weather conditions, primarily in January and February, but into the second quarter in certain key markets, limiting sales and mobility on the Mississippi River. In addition, volumes and pricing were affected by a shift in customer mix away from high-volume customers. The volume and pricing movements in cement sales affected revenue by $(3.3) million and $1.6 million, respectively. The Company realized improvement in its waste processing business which contributed $0.5 million more to revenue in the three months ended March 29, 2014.

Operating margin, which Continental Cement defines as operating income as a percentage of revenue, improved 18.6% in the three months ended March 29, 2014 and Adjusted EBITDA improved $3.5 million, or 62.9%. This profit improvement was primarily due to a $1.3 million curtailment benefit related to the postretirement healthcare plan, a $1.0 million reduction in repair and maintenance costs and a $1.8 million charge recorded in the three months ended March 30, 2013 for costs to remove a sunken barge from the waterway. These improvements to profit were partially offset by the 14.0% revenue decline.

Liquidity and Capital Resources

The Company’s primary sources of liquidity include cash provided by its operations and amounts available for borrowing from Summit Materials. The Company participates in Summit Material’s centralized treasury function, through which excess funds are swept to and shortfalls are funded by Summit Materials. As a result, the Company’s cash balance is nominal. The Company believes it has sufficient financial resources from its liquidity sources to fund its business and operations, including contractual obligations, capital expenditures and debt service obligations for at least the next twelve months.

Given the seasonality of its business, the Company typically experiences significant fluctuations in working capital needs and balances throughout the year due to sales peaking in the summer and fall months and cement production occurring throughout the year with the exception of scheduled plant maintenance during non-peak months. Working capital requirements generally increase during the first half of the year as management focuses on repair and maintenance and builds up inventory for the upcoming season. For example, cash used in operating activities in the three months ended March 30, 2013 was $9.9 million compared to full year 2013 net cash provided by operating activities of $18.6 million. Cash used in operating activities in the three months ended March 29, 2014 was $13.7 million.

Cash Flows

The following table summarizes the Company’s net cash used for or provided by operating, investing and financing activities and the Company’s capital expenditures for the periods indicated:

	Three Months Ended
(in thousands)	March 29, 2014	March 30, 2013
Net cash (used for) provided by:
Operating activities	$(13,689)	$(9,876)
Investing activities	(6,444)	(6,400)
Financing activities	20,129	15,785
Cash paid for capital expenditures	$(6,492)	$(6,400)

Operating activities

For the three months ended March 29, 2014, cash used in operating activities was $13.7 million as a result of:

•	Net loss of $8.2 million, adjusted for non-cash expenses of $3.3 million, which were primarily depreciation, depletion, amortization and accretion expense.

•	Cash utilized for working capital needs approximated $8.8 million primarily as a result of $4.9 million used for accounts receivable and inventories and $2.6 million for accounts payable and accrued expenses, consistent with the seasonality of the Company’s business. The cash expenditures related to inventory reflect the build-up of inventory levels to prepare the business for increased sales volumes in the summer and fall.

For the three months ended March 30, 2013, cash used by operating activities was $9.9 million as a result of:

•	Net loss of $11.2 million, adjusted for non-cash expenses of $2.9 million, which were primarily depreciation, depletion, amortization and accretion expense.

•	Cash utilized for accrued expenses of $4.4 million as amounts incurred during the fourth quarter of 2012 were paid in the first quarter of 2013. In the fourth quarter of 2012, Continental Cement’s current liabilities increased consistent with the seasonality of its business.

•	Inventory utilized cash of $2.1 million as production outpaced sales. Cement volumes in the first quarter of 2013 were relatively consistent with the first quarter of 2012, but plant efficiency improved and the annual plant shutdown was eleven days shorter in 2013 than in 2012.

•	Offsetting the cash outflows, accounts receivable provided $3.5 million of cash as amounts outstanding during the fourth quarter of 2012 were collected at a rate greater than the generation of new receivables. The first quarter is generally the slowest month for Continental Cement’s sales due to weather limiting sales volumes and the scheduled plant shutdown for repair and maintenance.

Investing activities

For the three months ended March 29, 2014, cash used for investing activities was $6.4 million, which was primarily used for capital investments. The capital expenditures included enhancement costs incurred during the cement plant’s annual scheduled winter shutdown, as well as continued development of the underground mine ($3.0 million).

For the quarter March 30, 2013, cash used for investing activities was $6.4 million, all of which was related to capital expenditures. The capital expenditures were primarily a result of enhancement costs incurred during the cement plant’s annual scheduled winter shutdown, as well as continued development of the underground mine ($2.4 million) and a storage dome in St. Louis, Missouri, which expanded our cement storage capacity.

Financing activities

For the three months ended March 29, 2014, cash provided by financing activities was $20.1 million, primarily driven by $20.4 million of net borrowings from Summit Materials to fund working capital requirements and capital investments.

For the three months ended March 30, 2013, cash provided by financing activities was $15.8 million, primarily driven by $14.9 million of net borrowings from Summit Materials and its subsidiaries to fund working capital requirements and $1.3 million adjustment from the book overdraft associated with the Summit Materials’ centralized banking system.

Cash paid for capital expenditures

The Company estimates that it will incur between $18.0 million and $21.0 million in capital expenditures in 2014, which it has funded or expects to fund through cash on hand, cash from operations and available borrowings under Summit Materials’ credit facilities. A significant portion of the Company’s anticipated capital expenditures in 2014 relate to completing the development of the underground mine. The Company expects to spend approximately $5.9 million during 2014 on this project, of which $3.0 million was spent during the first quarter. Production of the underground mine was sufficiently advanced that the Company began recognizing depletion on it in the first quarter of 2014. The underground mine provides access to over 200 years of proven and probable limestone reserves.

Commitments and Contingencies

The Company is party to certain legal actions arising from the ordinary course of business activities. Accruals are recorded when the outcome is probable and can be reasonably estimated in accordance with applicable accounting requirements. While the ultimate results of claims and litigation cannot be predicted with certainty, management expects that the ultimate resolution of all current pending or threatened claims and litigation will not have a material effect on the Company’s consolidated results of operations, financial position or liquidity.

In February 2011, Continental Cement incurred a property loss related to a sunken barge with cement product aboard. During the three months ended March 30, 2013, the Company recorded a $1.8 million charge for costs to remove the barge from the waterway. As of March 29, 2014 and December 28, 2013, $0.5 million and $0.9 million remained in accrued expenses as management’s best estimate of the remaining costs to remove the barge.

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

As of March 29, 2014, the Company had no material off-balance sheet arrangements.

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s Principal Executive Officer and the Company’s Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives. The Company’s management, with the participation of the Company’s Principal Executive Officer and Principal Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 29, 2014. Based upon that evaluation, the Company’s Principal Executive Officer and Principal Financial Officer concluded that, as of March 29, 2014, the Company’s disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

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

The Company is party to certain legal actions arising from the ordinary course of business activities. Accruals are recorded when the outcome is probable and can be reasonably estimated in accordance with applicable accounting requirements. While the ultimate results of claims and litigation cannot be predicted with certainty, management expects that the ultimate resolution of all current pending or threatened claims and litigation will not have a material effect on the Company’s consolidated results of operations, financial position or liquidity.

ITEM 1A.	RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in the section entitled “Risk Factors” in the Form 10-K, which could materially affect the Company’s business, financial condition, results of operations or liquidity. The risks described in the Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to the Company or that it currently deems to be immaterial also may materially adversely affect its business, financial condition, results of operations or liquidity. There have been no material changes to the risk factors disclosed in the Form 10-K.

ITEM 4.	MINE SAFETY DISCLOSURES

The information concerning mine safety violations and other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K (17 CFR 229.104) is included in Exhibit 95.1 to this report.

ITEM 5.	OTHER INFORMATION

Pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012 (“ITRA”), which added Section 13(r) of the Exchange Act, the Company hereby incorporates by reference herein Exhibit 99.1 of this report, which includes disclosures publicly filed and/or provided to The Blackstone Group L.P., an affiliate of certain investment funds that indirectly own a majority of the equity interests of the Company, by Travelport Limited, which may be considered the Company’s affiliates.

We are not presently aware that we and our subsidiaries knowingly engaged in any transaction or dealing reportable under Section 13(r) of the Exchange Act during the quarter ended March 29, 2014.

ITEM 6.	EXHIBITS

3.1	Certificate of Formation of Continental Cement Company, L.L.C., as amended (incorporated by reference from Exhibit 3.7 to the Registration Statement on Form S-4, filed on March 27, 2013 (File No. 333-187556)).

3.2	Amended and Restated Limited Liability Company Agreement of Continental Cement Company, L.L.C. (incorporated by reference from Exhibit 3.8 to the Registration Statement on Form S-4, filed on March 27, 2013 (File No. 333-187556)).

3.3	First Amendment to Amended and Restated Limited Liability Company Agreement of Continental Cement Company, L.L.C. (incorporated by reference from Exhibit 3.9 to the Registration Statement on Form S-4, filed on March 27, 2013 (File No. 333-187556)).

4.1	Second Supplemental Indenture, dated as of January 17, 2014, among Summit Materials, LLC, Summit Materials Finance Corp., the guarantors named therein and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.4 filed with the registrant’s Current Report on Form 8-K, filed on January 23, 2014).

4.2	Third Supplemental Indenture, dated as of February 21, 2014, among Alcomat, LLC, Alleyton Resource Company, LLC, Alleyton Services Company, LLC and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.4 filed with the registrant’s Annual Report on Form 10-K, filed on March 7, 2014).

4.3	Registration Rights Agreement, dated as of January 17, 2014, among Summit Materials, LLC, Summit Materials Finance Corp., the guarantors named therein, Merrill Lynch, Pierce, Fenner & Smith Incorporated, on behalf of the initial purchasers (incorporated by reference to Exhibit 4.5 filed with the registrant’s Current Report on Form 8-K, filed on January 23, 2014).

10.1	Amendment No. 2, dated as of January 16, 2014, to the Credit Agreement, dated as of January 30, 2012 and amended as of February 5, 2013, by and among Summit Materials, LLC, the guarantors party thereto, Bank of America, N.A., as administrative agent, collateral agent, L/C issuer and swing line lender and the other parties thereto (incorporated by reference to Exhibit 10.1 filed with the registrant’s Current Report on Form 8-K, filed on January 23, 2014).

31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

95.1*	Mine Safety Disclosures.

99.1*	Section 13(r) Disclosure.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith
**	Furnished herewith

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

CONTINENTAL CEMENT COMPANY, L.L.C.

Date: May 13, 2014	By:	/s/ Thomas Beck
Thomas Beck
President (Principal Executive Officer)

Date: May 13, 2014	By:	/s/ Mark Strieker
Mark Strieker
Vice President of Finance and Administration (Principal Financial and Accounting Officer)