Form 10-Q
period 2014-06-28
Continental Cement Company, L.L.C.
filed 2014-08-06
CIK 1571274

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 28, 2014

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

As of August 5, 2014, 100 Class A units and 100,000,000 Class B units of our membership interests were issued and outstanding.

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

As used in this report, unless otherwise noted or the context otherwise requires: references to “Continental Cement,” “Company,” “we,” “us,” and “our” are to Continental Cement Company, L.L.C., a Delaware limited liability company, and its subsidiary; and references to “Summit Materials” are to Summit Materials, LLC and not to its subsidiaries. Continental Cement is a non-wholly owned indirect subsidiary of Summit Materials.

CONTINENTAL CEMENT COMPANY, L.L.C.

FORM 10-Q

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CONTINENTAL CEMENT COMPANY, L.L.C. AND SUBSIDIARY

Consolidated Balance Sheets

(In thousands, except unit amounts)

	June 28, 2014 (unaudited)	December 28, 2013 (audited)
Assets
Current assets:
Cash	$8	$9
Accounts receivable, net	14,839	7,353
Due from Summit Materials	—	2,990
Inventories	14,569	10,402
Other current assets	771	482

Total current assets	30,187	21,236
Property, plant and equipment, less accumulated depreciation and depletion (June 28, 2014 – $43,353 and December 28, 2013 – $36,700)	309,671	306,204
Goodwill	24,096	24,096
Other assets	13,050	12,576

Total assets	$377,004	$364,112

Liabilities, Redeemable Members’ Interest and Member’s Interest
Current liabilities:
Current portion of long-term debt due to Summit Materials	$1,018	$1,018
Accounts payable	8,587	10,165
Accrued expenses	8,466	9,997
Due to Summit Materials	20,371	—

Total current liabilities	38,442	21,180
Long-term debt due to Summit Materials	154,081	154,590
Pension and post-retirement benefit obligations	16,666	19,457
Other noncurrent liabilities	904	850

Total liabilities	210,093	196,077

Commitments and contingencies (see note 6)
Redeemable members’ interest (100,000,000 Class B units issued and authorized)	23,750	23,450
Member’s interest:
Member’s equity (100 Class A units issued and authorized)	135,211	135,180
Retained earnings	14,756	17,029
Accumulated other comprehensive loss	(6,806)	(7,624)

Total member’s interest	143,161	144,585

Total liabilities, redeemable members’ interest and member’s interest	$377,004	$364,112

See notes to unaudited consolidated financial statements.

CONTINENTAL CEMENT COMPANY, L.L.C. AND SUBSIDIARY

Unaudited Consolidated Statements of Operations

(In thousands)

	Three months ended		Six months ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Revenue:
Revenue from third parties:
Product	$21,595	$17,957	$27,150	$25,820
Service	4,265	4,336	7,186	6,786
Revenue from related parties:
Product	5,962	4,931	8,114	6,979

Total revenue	31,822	27,224	42,450	39,585

Cost of revenue (excluding items shown separately below):
Product	14,561	11,052	22,963	23,389
Service	2,164	2,276	4,664	4,443

Total cost of revenue	16,725	13,328	27,627	27,832
General and administrative expenses	2,052	1,865	3,868	5,400
Depreciation, depletion, amortization and accretion	3,844	2,978	7,045	5,750

Operating income	9,201	9,053	3,910	603
Other income, net	(6)	(13)	(11)	(72)
Interest expense	3,027	2,794	5,894	5,635

Net income (loss)	$6,180	$6,272	$(1,973)	$(4,960)

See notes to unaudited consolidated financial statements.

CONTINENTAL CEMENT COMPANY, L.L.C. AND SUBSIDIARY

Unaudited Consolidated Statements of Comprehensive Income (Loss)

(In thousands)

	Three months ended		Six months ended
	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Net income (loss)	$6,180	$6,272	$(1,973)	$(4,960)
Other comprehensive (loss) income:
Postretirement curtailment adjustment	—	—	(1,346)	—
Postretirement liability adjustment	—	—	2,164	—

Other comprehensive income	—	—	818	—

Comprehensive income (loss)	$6,180	$6,272	$(1,155)	$(4,960)

See notes to unaudited consolidated financial statements.

CONTINENTAL CEMENT COMPANY, L.L.C. AND SUBSIDIARY

Unaudited Consolidated Statements of Cash Flows

(In thousands)

	Six months ended
	June 28, 2014	June 29, 2013
Cash flows from operating activities:
Net loss	$(1,973)	$(4,960)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation, depletion, amortization and accretion	7,045	5,750
Other	887	234
Decrease (increase) in operating assets:
Accounts receivable, net	(7,699)	(3,593)
Inventories	(4,168)	(2,561)
Other current assets	(288)	66
Other assets	(550)	70
(Increase) decrease in operating liabilities:
Accounts payable	(158)	549
Accrued expenses	(1,887)	(2,193)
Other liabilities	(1,973)	(1,034)

Net cash used in operating activities	(10,764)	(7,672)

Cash flows from investing activities:
Purchase of property, plant and equipment	(12,166)	(15,888)

Net cash used in investing activities	(12,166)	(15,888)

Cash flows from financing activities:
Principal payments on long-term debt	(509)	(496)
Book overdraft	356	128
Net borrowings from Summit Materials	23,082	23,337

Net cash provided by financing activities	22,929	22,969

Net decrease in cash	(1)	(591)
Cash – beginning of period	9	599

Cash – end of period	$8	$8

Supplemental disclosures of cash flow information
Cash interest paid during the period	$5,935	$7,408

See notes to unaudited consolidated financial statements.

CONTINENTAL CEMENT COMPANY, L.L.C. AND SUBSIDIARY

Unaudited Consolidated Statements of Changes in Redeemable Members’ Interest and Member’s Interest

(In thousands)

	Member’s equity	Retained earnings	Accumulated other comprehensive loss	Total member’s interest	Redeemable members’ interest
Balance – December 28, 2013	$135,180	$17,029	$(7,624)	$144,585	$23,450
Accretion of redeemable members’ interest	—	(300)	—	(300)	300
Net loss	—	(1,973)	—	(1,973)	—
Other comprehensive income	—	—	818	818	—
Share-based compensation	31	—	—	31	—

Balance – June 28, 2014	$135,211	$14,756	$(6,806)	$143,161	$23,750

Balance – December 31, 2012	$135,118	$7,764	$(12,031)	$130,851	$22,850
Accretion of redeemable members’ interest	—	(300)	—	(300)	300
Net loss	—	(4,960)	—	(4,960)	—
Share-based compensation	31	—	—	31	—

Balance – June 29, 2013	$135,149	$2,504	$(12,031)	$125,622	$23,150

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

Continental Cement, a Delaware limited liability company, is governed by an amended and restated limited liability company agreement, as amended (the “LLC Agreement”). As such, liability of its members is generally limited to the amount of their net investment in Continental Cement. Continental Cement is an indirect non-wholly owned subsidiary of Summit Materials, LLC (“Summit Materials”).

Basis of Presentation – These unaudited consolidated financial statements were prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures typically included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations. These unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto as of and for the year ended December 28, 2013. The Company continues to follow the accounting policies set forth in those consolidated financial statements.

Management believes that these consolidated interim financial statements include all adjustments, normal and recurring in nature, that are necessary to present fairly the financial position of the Company as of June 28, 2014 and the results of operations for the three and six month periods ended June 28, 2014 and June 29, 2013 and cash flows for the six month periods ended June 28, 2014 and June 29, 2013.

In 2013, the Company changed its fiscal year from a calendar year to a 52-53 week year with each quarter composed of 13 weeks ending on a Saturday, consistent with that of Summit Materials. The 53 week year occurs approximately once every seven years. The additional week in the 53 week year is included in the fourth quarter. The Company’s six months ended June 28, 2014 included a full 26 weeks, or 182 days, of results compared to the six months ended June 29, 2013, which included 184 days. The effect of this change to the Company’s financial position and results of operations is immaterial.

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

Use of Estimates – Preparation of these consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions. These estimates and the underlying assumptions affect the amounts of assets and liabilities reported and the disclosures about contingent assets and liabilities. Such estimates include the valuation of accounts receivable, inventories, goodwill, intangible and other long-lived assets, pension and other postretirement obligations, asset retirement obligations and redeemable members’ interest. Management regularly evaluates its estimates and assumptions based on historical experience and other factors, including the current economic environment. Management adjusts such estimates and assumptions when circumstances dictate. As future events and their effects cannot be determined with precision, actual results could differ significantly from estimates made. Changes in estimates, including those resulting from continuing changes in the economic environment, will be reflected in the Company’s consolidated financial statements for the period in which the change in estimate occurs.

Business and Credit Concentrations – The majority of the Company’s customers are located in Missouri, Iowa and Illinois. The Company’s accounts receivable consist primarily of accounts of ready-mixed concrete and concrete products producers and contractors located within these states. Therefore, collection of these accounts is dependent on the economic conditions therein. Management does not believe that there are significant concentrations of credit with respect to individual customers or groups of customers, as credit has been granted to many customers within the Company’s market.

Approximately 17% and 18% of cement sales were made to companies owned by a noncontrolling member of the Company during the three and six month periods ended June 28, 2014, respectively, and 15% and 16% during the three and six month periods ended June 29, 2013, respectively. The Company has historically had no collection issues with the noncontrolling member, and management expects full collection on all outstanding accounts receivable due from the noncontrolling member.

(2)	Accounts Receivable, net

Accounts receivable, net consists of the following as of June 28, 2014 and December 28, 2013:

	June 28, 2014	December 28, 2013
Trade accounts receivable from unaffiliated entities	$13,455	$6,961
Trade accounts receivable from related parties	1,628	422

Accounts receivable	15,083	7,383
Less: allowance for doubtful accounts	(244)	(30)

Accounts receivable, net	$14,839	$7,353

(3)	Inventories

Inventories consist of the following as of June 28, 2014 and December 28, 2013:

	June 28, 2014	December 28, 2013
Raw materials	$972	$972
Work-in-process	4,629	2,623
Finished goods	8,968	6,807

Total inventories	$14,569	$10,402

(4)	Accrued Expenses

Accrued expenses consist of the following as of June 28, 2014 and December 28, 2013:

	June 28, 2014	December 28, 2013
Accrued interest due to Summit Materials	$3,806	$3,848
Accrued post-retirement benefits other than pensions, current portion	1,268	1,268
Accrued bonus liability	326	884
Accrued payroll, insurance and benefits	793	758
Accrued interest due to non-controlling member	—	723
Accrued professional fees	269	340
Accrued costs to remove barge from waterway	380	880
Other	1,624	1,296

Total	$8,466	$9,997

(5)	Long-Term Debt

Long-term debt due to Summit Materials, including the current portion of long-term debt, was $155.1 million and $155.6 million as of June 28, 2014 and December 28, 2013, respectively. Interest costs incurred on the long-term debt were $2.8 million and $5.6 million for the three and six month periods ended June 28, 2014, respectively, and $2.8 million and $5.5 million for the three and six month periods ended June 29, 2013, respectively. The interest rate in effect at June 28, 2014 was 3.7%.

Continental Cement is named as a guarantor of Summit Materials’ debt, for which Continental Cement pledged substantially all of its assets as collateral. Continental Cement provides a joint and several, full and unconditional guarantee of borrowings under Summit Materials’ senior secured credit facility (“Credit Facility”). As of June 28, 2014 and December 28, 2013, Summit Materials’ debt included $510 million and $250 million, respectively, of senior notes due January 31, 2020 (“Senior Notes”) and borrowings under the Credit Facility composed of $422.0 million in term loans that mature January 30, 2019 and a $150.0 million revolving credit facility that matures January 30, 2017.

Summit Materials is and has been current on all required principal and interest payments. As of June 28, 2014, approximately $94.8 million and $60.3 million of the Company’s long-term debt due to Summit Materials represented the amount of Summit Materials’ debt that has been allocated to the Company under the Credit Facility and Senior Notes, respectively, compared to $95.3 million and $60.3 million, respectively, as of December 28, 2013. The terms of Summit Materials’ debt limit certain transactions of its subsidiaries, including those of Continental Cement. Continental Cement’s ability to incur additional indebtedness or issue certain preferred shares, pay dividends to the noncontrolling members, redeem stock or make other distributions, make certain investments, sell or transfer certain assets, create liens, consolidate, merge, sell or otherwise dispose of all or substantially all of its assets or enter into certain transactions with affiliates are limited by the terms of Summit Materials’ debt.

(6)	Commitments and Contingencies

The Company is party to certain legal actions arising from the ordinary course of business activities. Accruals are recorded when the outcome is probable and can be reasonably estimated in accordance with applicable accounting requirements. While the ultimate results of claims and litigation cannot be predicted with certainty, management expects that the ultimate resolution of all pending or threatened claims and litigation will not have a material effect on the Company’s consolidated results of operations, financial position or liquidity. The Company’s policy is to record legal fees as incurred.

Litigation and Claims – In February 2011, the Company incurred a property loss related to a sunken barge with cement product aboard. During the six months ended June 29, 2013, the Company recognized a $1.8 million charge for costs to remove the barge from the waterway. As of June 28, 2014 and December 28, 2013, the Company had $0.4 million and $0.9 million, respectively, included in accrued expenses as management’s best estimate of the remaining costs to remove the barge.

Environmental Remediation – The Company’s operations are subject to and affected by federal, state and local laws and regulations relating to the environment, health and safety and other regulatory matters. These operations require environmental operating permits, which are subject to modification, renewal and revocation. The Company regularly monitors and reviews its operations, procedures and policies for compliance with these laws and regulations. Despite these compliance efforts, risk of environmental liability is inherent in the operation of the Company’s business, as it is with other companies engaged in similar businesses, and there can be no assurance that environmental liabilities will not have a material adverse effect on the Company’s financial position, results of operations or liquidity in the future.

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

As of both June 28, 2014 and December 28, 2013 approximately 62% of the Company’s employees were represented by labor organizations under collective bargaining agreements. The Company’s collective bargaining agreements for such employees generally expire between 2015 and 2018.

(7)	Related Party Transactions

As of December 28, 2013, the Company had accrued interest payments of $0.7 million due to a certain noncontrolling member for a related party note, which was paid in the first quarter of 2014. The principal balance on the note was repaid in January 2012.

Cement sales to companies owned by a certain non-controlling member of Continental Cement were approximately $4.6 million and $6.2 million for the three and six month periods ended June 28, 2014, respectively, and $3.5 million and $5.1 million for the three and six month periods ended June 29, 2013, respectively, and accounts receivables due from this party was approximately $1.2 million and $0.2 million as of June 28, 2014 and December 28, 2013, respectively.

Cement sales to companies owned by Summit Materials were approximately $1.4 million and $1.9 million for the three and six month periods ended June 28, 2014, respectively, and $1.4 million and $1.9 million for the three and six month periods ended June 29, 2013, respectively. Accounts receivables due from these parties were approximately $0.5 million and $0.2 million as of June 28, 2014 and December 28, 2013, respectively.

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

Business Trends and Conditions

Continental Cement’s sales and earnings are sensitive to national, regional and local economic conditions and particularly to cyclical changes in construction spending, especially in the private sector. From a macroeconomic view, the Company sees positive indicators for the construction sector, including upward trends in housing starts, construction employment and highway obligations. All of these factors are expected to result in increased construction activity in the relatively near future as compared to the recently preceding years.

Public infrastructure projects, driven by both federal and state funding programs, represent a significant share of the U.S. construction materials market. Moving Ahead for Progress in the 21st Century (“MAP-21”) is a 27 month, approximately $105.0 billion transportation funding program that provided for $40.4 billion and $41.0 billion in highway infrastructure investments in fiscal years 2013 and 2014, respectively. The spending levels are consistent with the preceding federal transportation funding program. Currently, there is uncertainty as to what will succeed MAP-21, which expires in September 2014. A new highway bill may be passed by the end of 2014, which would require continuing resolutions between September 2014 and the date a new bill is passed. Management also continues to monitor the status of the Highway Trust Fund. On August 1, 2014, a Highway Trust Fund extension bill was enacted. The bill provides approximately $10.8 billion of funding, which is expected to last until May 2015. Management does not expect a significant change in funding levels through continuing resolutions or a new bill. However, given the nation’s aging infrastructure and considering longstanding historical spending trends, management expects U.S. infrastructure investment to grow over the long term. Management believes that the Company is well positioned to capitalize on any such increase in investment.

In addition to federal funding, highway construction and maintenance funding is also available through state, county and local agencies. The Company generated 54% of its revenue in Missouri in the first half of 2014. Missouri’s annual construction funding committed to essential road and bridge programs is approximately $700.0 million. In addition, Missouri’s transportation funds are constitutionally protected and may only be spent on transportation projects.

In addition to being subject to cyclical changes in the economy, Continental Cement’s business is seasonal in nature; its products are consumed outdoors. Severe weather, seasonal changes and other weather-related conditions can significantly affect the sales volumes of Continental Cement’s products. Winter weather months are generally periods of lower sales as Continental Cement’s customers have fewer active projects. Typically, the highest sales and earnings are in the second and third quarters and the lowest are in the first and fourth quarters. Periods of heavy rainfall also adversely affect customers’ work patterns and demand for the Company’s products. Freezing or flooding of the Mississippi River can adversely affect the Company’s barge distribution channel resulting in lower sales volumes during the affected period. The Company’s working capital may vary greatly during peak periods, but generally returns to comparable levels as its operating cycle is completed each fiscal year.

Results of Operations

The following discussion of Continental Cement’s results of operations is focused on the material financial measures management uses to evaluate the performance of its business. Operating income and margins are discussed in terms of changes in volume, pricing and customer mix. Continental Cement’s product revenue reflects cement sales, and its service revenue reflects revenue from the acceptance of waste fuels.

In 2013, the Company changed its fiscal year from a calendar year to a 52-53 week year with each quarter composed of 13 weeks ending on a Saturday, consistent with that of Summit Materials. The 53 week year occurs approximately once every seven years. The additional week in the 53 week year will be included in the fourth quarter. Continental Cement’s six months ended June 28, 2014 included a full 26 weeks, or 182 days, of results compared to the six months ended June 29, 2013, which included 184 days. The effect of this change to Continental Cement’s financial position and results of operations is immaterial.

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

Adjusted EBITDA reflects an additional way of viewing aspects of Continental Cement’s business that, when viewed with Continental Cement’s results determined in accordance with U.S. generally accepted accounting principles (“GAAP”) and the accompanying reconciliations to GAAP financial measures included in the tables below, may provide a more complete understanding of factors and trends affecting Continental Cement’s business. However, it should not be construed as being more important than other comparable GAAP measures and must be considered in conjunction with GAAP measures. In addition, non-GAAP financial measures are not standardized; therefore it may not be possible to compare such financial measures with other companies’ non-GAAP financial measures having the same or similar names. Continental Cement strongly encourages investors to review its consolidated financial statements in their entirety and not rely on any single financial measure.

Reconciliation of Net Income (Loss) to Adjusted EBITDA

	Three months ended		Six months ended
(in thousands)	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Net income (loss)	$6,180	$6,272	$(1,973)	$(4,960)
Interest expense	3,027	2,794	5,894	5,635
Depreciation, depletion and amortization	3,812	2,958	6,991	5,710
Accretion	32	20	54	40

Adjusted EBITDA	$13,051	$12,044	$10,966	$6,425

Consolidated Results of Operations

The tables below set forth Continental Cement’s consolidated results for each of the periods indicated.

	Three months ended		Six months ended
(in thousands)	June 28, 2014	June 29, 2013	June 28, 2014	June 29, 2013
Revenue	$31,822	$27,224	$42,450	$39,585
Cost of revenue (excluding items shown separately below)	16,725	13,328	27,627	27,832
General and administrative expenses	2,052	1,865	3,868	5,400
Depreciation, depletion, amortization and accretion	3,844	2,978	7,045	5,750

Operating income	9,201	9,053	3,910	603
Other income, net	(6)	(13)	(11)	(72)
Interest expense	3,027	2,794	5,894	5,635

Net income (loss)	$6,180	$6,272	$(1,973)	$(4,960)

Three and six months ended June 28, 2014 compared to the three and six months ended June 29, 2013

	Three months ended			Six months ended
($ in thousands)	June 28, 2014	June 29, 2013	Variance	June 28, 2014	June 29, 2013	Variance
Revenue	$31,822	$27,224	16.9%	$42,450	$39,585	7.2%
Operating income	$9,201	$9,053	1.6%	$3,910	$603	548.4%
Operating margin	28.9%	33.3%		9.2%	1.5%
Adjusted EBITDA	$13,051	$12,044	8.4%	$10,966	$6,425	70.7%

Continental Cement’s revenue increased 16.9% and 7.2% in the three and six month periods ended June 28, 2014, respectively, from the comparative periods in 2013. Pricing improved 10.8% in the six months ended June 28, 2014 from the comparative period in 2013 due to overall price improvements and a change in cement customer mix away from high-volume sales.

Operating margin, which Continental Cement defines as operating income as a percentage of revenue, decreased 4.4% in the second quarter of 2014. Depreciation, depletion, amortization and accretion increased $0.9 million as a result of the continued investment in the business, including the development of an underground mine, for which the Company began recognizing depreciation in 2014. Adjusted EBITDA improved $1.0 million, or 8.4%, in the second quarter of 2014 primarily due to the revenue growth discussed above.

Operating margin in the six months ended June 28, 2014 improved 7.7% in the second quarter of 2014 and Adjusted EBITDA improved $4.5 million, or 70.7%. This profit improvement was primarily a result of a $1.3 million curtailment benefit related to the postretirement healthcare plan recognized in the six months ended June 28, 2014 and a $1.8 million charge recorded in the six months ended June 29, 2013 for costs to remove a sunken barge from the waterway, offset by a decrease in operating margin in the second quarter of 2014 discussed above.

Liquidity and Capital Resources

Continental Cement’s primary sources of liquidity include cash provided by its operations and amounts available for borrowing from Summit Materials. Continental Cement participates in Summit Material’s centralized treasury function, through which excess funds are swept to and shortfalls are funded by Summit Materials. As a result, Continental Cement’s cash balance is nominal. Continental Cement believes it has sufficient financial resources from its liquidity sources to fund its business and operations, including contractual obligations, capital expenditures and debt service obligations for at least the next twelve months.

Given the seasonality of its business, Continental Cement typically experiences significant fluctuations in working capital needs and balances throughout the year. Sales peak in the summer and fall months, but cement production occurs throughout the year with the exception of scheduled plant maintenance during non-peak months. Working capital requirements generally increase during the first half of the year as management focuses on repair and maintenance and builds up inventory for the upcoming construction season. For example, cash used in operating activities in the six months ended June 29, 2013 was $7.7 million compared to full year 2013 net cash provided by operating activities of $18.6 million. Cash used in operating activities in the six months ended June 28, 2014 was $10.8 million.

Cash Flows

The following table summarizes Continental Cement’s net cash used for or provided by operating, investing and financing activities and Continental Cement’s capital expenditures for the periods indicated:

	Six months ended
(in thousands)	June 28, 2014	June 29, 2013
Net cash (used for) provided by :
Operating activities	$(10,764)	$(7,672)
Investing activities	(12,166)	(15,888)
Financing activities	22,929	22,969
Cash paid for capital expenditures	$(12,166)	$(15,888)

Operating activities

For the six months ended June 28, 2014, cash used in operating activities was $10.8 million as a result of:

•	Net loss of $2.0 million, adjusted for non-cash expenses of $7.9 million, which were primarily attributable to depreciation, depletion, amortization and accretion expense.

•	Cash utilized for working capital needs approximated $16.7 million, which was primarily composed of $11.9 million in increased accounts receivable and the build-up of inventories and a $2.0 million reduction in accounts payable and accrued expenses. As Continental Cement’s products are used outdoors, sales in the spring and summer months exceed those in winter months. As a result, uncollected receivables are typically greater at the end of the second and third quarters and then those amounts are converted to cash as the operating cycle is completed each fiscal year. The cash expenditures related to inventory reflect the build-up of inventory levels to prepare the business for increased sales volumes in the summer and fall. Also affecting working capital was $5.9 million of interest payments in 2014.

For the six months ended June 29, 2013, cash used in operating activities was $7.7 million as a result of:

•	Net loss of $5.0 million, adjusted for non-cash expenses of $6.0 million, which were primarily attributable to depreciation, depletion, amortization and accretion expense.

•	Cash utilized for working capital needs approximated $8.7 million, which was primarily composed of $3.6 million in increased accounts receivable, $2.6 million for the build-up of inventory and $1.6 million reduction in accounts payable and accrued expenses, consistent with the seasonality of Continental Cement’s business. Also affecting working capital was $7.4 million of interest payments in 2013.

Investing activities

For the six months ended June 28, 2014, cash used for investing activities was $12.2 million, which was used for capital investments. The capital expenditures included enhancement costs incurred during the cement plant’s annual scheduled winter shutdown, as well as continued development of an underground mine ($4.1 million).

For the six months ended June 29, 2013, cash used for investing activities was $15.9 million, which related to capital investments. The capital expenditures were primarily a result of enhancement costs incurred during the cement plant’s annual scheduled winter shutdown, as well as continued development of the underground mine ($7.8 million) and a storage dome in St. Louis, Missouri ($2.6 million), which is used to store cement product.

Financing activities

For the six months ended June 28, 2014 and June 29, 2013, cash provided by financing activities was $22.9 million and $23.0 million, respectively, primarily driven by $23.1 million and $23.3 million, respectively, of net borrowings from Summit Materials to fund working capital requirements and capital investments.

Cash paid for capital expenditures

Continental Cement estimates that it will incur between $18.0 million and $21.0 million in capital expenditures in 2014, which it has funded or expects to fund through cash on hand, cash from operations and available borrowings under Summit Materials’ credit facilities. A significant portion of Continental Cement’s anticipated capital expenditures in 2014 relate to the continued development of the underground mine, which was substantially completed in the first quarter of 2014. Continental Cement expects to spend approximately $5.9 million during 2014 on this project, of which $4.1 million was spent during the first half of 2014. Production of the underground mine was sufficiently advanced that Continental Cement began recognizing depreciation on it in the first half of 2014. The underground mine is expected to provide Continental Cement with access to over 200 years of proven and probable limestone reserves.

Commitments and Contingencies

Continental Cement is party to certain legal actions arising from the ordinary course of business activities. Accruals are recorded when the outcome is probable and can be reasonably estimated in accordance with applicable accounting requirements. While the ultimate results of claims and litigation cannot be predicted with certainty, management expects that the ultimate resolution of all current, pending or threatened claims and litigation will not have a material effect on Continental Cement’s consolidated results of operations, financial position or liquidity.

In February 2011, Continental Cement incurred a property loss related to a sunken barge with cement product aboard. During the six months ended June 29, 2013, Continental Cement recorded a $1.8 million charge for costs to remove the barge from the waterway. As of June 28, 2014 and December 28, 2013, the Company had $0.4 million and $0.9 million, respectively, included in accrued expenses as management’s best estimate of the remaining costs to remove the barge.

Continental Cement is obligated under various firm purchase commitments for certain raw materials and services that are in the ordinary course of business. The terms of the purchase commitments are generally less than one year. Management does not expect any significant changes in the market value of these goods and services during the commitment period that would have a material adverse effect on Continental Cement’s financial position, results of operations or liquidity.

Off-Balance Sheet Arrangements

As of June 28, 2014, Continental Cement had no material off-balance sheet arrangements.

New Accounting Standards

In May 2014, the FASB issued a new accounting standard to improve and converge the financial reporting requirements for revenue from contracts with customers. Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, prescribes a five-step model for revenue recognition that will replace most existing revenue recognition guidance in GAAP. The ASU will supersede nearly all existing revenue recognition guidance under GAAP and provides that an entity recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This update also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments, and assets recognized from costs incurred to obtain or fulfill a contract. ASU No. 2014-09 allows for either full retrospective or modified retrospective adoption and will become effective for the Company in the first quarter of 2017. Early adoption is prohibited. Management is currently assessing the effect that the adoption of this standard will have on the consolidated financial statements.

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Continental Cement maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in Continental Cement’s reports under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to Continental Cement’s management, including Continental Cement’s Principal Executive Officer and Continental Cement’s Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives. Continental Cement’s management, with the participation of Continental Cement’s Principal Executive Officer and Principal Financial Officer, has evaluated the effectiveness of Continental Cement’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of June 28, 2014. Based upon that evaluation, Continental Cement’s Principal Executive Officer and Principal Financial Officer concluded that, as of June 28, 2014, Continental Cement’s disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There was no change in Continental Cement’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during Continental Cement’s last fiscal quarter that has materially affected, or is reasonably likely to materially affect, Continental Cement’s internal control over financial reporting.

PART II—OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

Continental Cement is party to certain legal actions arising from the ordinary course of business activities. Accruals are recorded when the outcome is probable and can be reasonably estimated in accordance with applicable accounting requirements. While the ultimate results of claims and litigation cannot be predicted with certainty, management expects that the ultimate resolution of all current pending or threatened claims and litigation will not have a material effect on Continental Cement’s consolidated results of operations, financial position or liquidity.

ITEM 1A.	RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in the section entitled “Risk Factors” in the Form 10-K, which could materially affect Continental Cement’s business, financial condition, results of operations or liquidity. The risks described in the Form 10-K are not the only risks facing Continental Cement. Additional risks and uncertainties not currently known to Continental Cement or that it currently deems to be immaterial also may materially adversely affect its business, financial condition, results of operations or liquidity. There have been no material changes to the risk factors disclosed in the Form 10-K.

ITEM 4.	MINE SAFETY DISCLOSURES

The information concerning mine safety violations and other regulatory matters required by Section 1503(a) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and Item 104 of Regulation S-K (17 CFR 229.104) is included in Exhibit 95.1 to this report.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

3.1	Certificate of Formation of Continental Cement Company, L.L.C., as amended (incorporated by reference from Exhibit 3.7 to the Registration Statement on Form S-4, filed on March 27, 2013 (File No. 333-187556)).

3.2	Amended and Restated Limited Liability Company Agreement of Continental Cement Company, L.L.C. (incorporated by reference from Exhibit 3.8 to the Registration Statement on Form S-4, filed on March 27, 2013 (File No. 333-187556)).

3.3	First Amendment to Amended and Restated Limited Liability Company Agreement of Continental Cement Company, L.L.C. (incorporated by reference from Exhibit 3.9 to the Registration Statement on Form S-4, filed on March 27, 2013 (File No. 333-187556)).

4.1*	Fourth Supplemental Indenture, dated as of July 30, 2014, among Buckhorn Materials, LLC and Wilmington Trust, National Association, as trustee.

31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

95.1*	Mine Safety Disclosures.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith
**	Furnished herewith

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

CONTINENTAL CEMENT COMPANY, L.L.C.

Date: August 6, 2014	By:	/s/ Thomas Beck

Thomas Beck
President (Principal Executive Officer)

Date: August 6, 2014	By:	/s/ Mark Strieker

Mark Strieker
Vice President of Finance and Administration (Principal Financial and Accounting Officer)