Form 10-Q
period 2014-09-27
Continental Cement Company, L.L.C.
filed 2014-11-06
CIK 1571274

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 27, 2014

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

As of November 6, 2014, 100 Class A units and 100,000,000 Class B units of our membership interests were issued and outstanding.

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

CONTINENTAL CEMENT COMPANY, L.L.C.

FORM  10-Q

		Page No.
	PART I—Financial Information
Item 1.	Financial Statements	4

	Consolidated Balance Sheets as of September 27, 2014 (Unaudited) and December 28, 2013	4

	Unaudited Consolidated Statements of Operations for the three and nine months ended September 27, 2014 and September 28, 2013	5

	Unaudited Consolidated Statements of Comprehensive Income for the three and nine months ended September 27, 2014 and September 28, 2013	6

	Unaudited Consolidated Statements of Cash Flows for the nine months ended September 27, 2014 and September 28, 2013	7

	Unaudited Consolidated Statements of Changes in Redeemable Members’ Interest and Member’s Interest for the nine months ended September 27, 2014 and September 28, 2013	8

	Notes to Unaudited Consolidated Financial Statements	9

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

Item 4.	Controls and Procedures	17

	PART II—Other Information

Item 1.	Legal Proceedings	18

Item 1A.	Risk Factors	18

Item 4.	Mine Safety Disclosures	18

Item 5.	Other Information	18

Item 6.	Exhibits	19

SIGNATURES		20

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CONTINENTAL CEMENT COMPANY, L.L.C. AND SUBSIDIARY

Consolidated Balance Sheets

(In thousands, except unit amounts)

	September 27, 2014	December 28, 2013
	(unaudited)	(audited)
Assets
Current assets:
Cash	$3	$9
Accounts receivable, net	15,959	7,353
Due from Summit Materials	—	2,990
Inventories	6,760	10,402
Other current assets	598	482

Total current assets	23,320	21,236
Property, plant and equipment, less accumulated depreciation and depletion (September 27, 2014 – $46,777 and December 28, 2013 – $36,700)	307,422	306,204
Goodwill	24,096	24,096
Other assets	14,047	12,576

Total assets	$368,885	$364,112

Liabilities, Redeemable Members’ Interest and Member’s Interest
Current liabilities:
Current portion of long-term debt due to Summit Materials	$1,018	$1,018
Accounts payable	8,267	10,165
Accrued expenses	7,242	9,997
Due to Summit Materials	10,369	—

Total current liabilities	26,896	21,180
Long-term debt due to Summit Materials	153,827	154,590
Pension and post-retirement benefit obligations	16,340	19,457
Other noncurrent liabilities	931	850

Total liabilities	197,994	196,077

Commitments and contingencies (see note 6)
Redeemable members’ interest (100,000,000 Class B units issued and authorized)	29,146	23,450
Member’s interest:
Member’s equity (100 Class A units issued and authorized)	135,227	135,180
Retained earnings	13,324	17,029
Accumulated other comprehensive loss	(6,806)	(7,624)

Total member’s interest	141,745	144,585

Total liabilities, redeemable members’ interest and member’s interest	$368,885	$364,112

See notes to unaudited consolidated financial statements.

CONTINENTAL CEMENT COMPANY, L.L.C. AND SUBSIDIARY

Unaudited Consolidated Statements of Operations

(In thousands)

	Three Months Ended		Nine Months Ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Revenue:
Revenue from third parties:
Product	$28,106	$23,370	$55,256	$49,190
Service	3,997	4,266	11,183	11,052
Revenue from related parties:
Product	6,065	6,519	14,179	13,498

Total revenue	38,168	34,155	80,618	73,740

Cost of revenue (excluding items shown separately below):
Product	23,273	15,970	46,236	39,359
Service	2,329	2,253	6,993	6,696

Total cost of revenue	25,602	18,223	53,229	46,055
General and administrative expenses	1,793	1,939	5,661	7,339
Depreciation, depletion, amortization and accretion	3,853	3,028	10,898	8,778

Operating income	6,920	10,965	10,830	11,568
Other expense (income), net	10	(7)	(1)	(79)
Interest expense	2,946	2,815	8,840	8,450

Net income	$3,964	$8,157	$1,991	$3,197

See notes to unaudited consolidated financial statements.

CONTINENTAL CEMENT COMPANY, L.L.C. AND SUBSIDIARY

Unaudited Consolidated Statements of Comprehensive Income

(In thousands)

	Three Months Ended		Nine Months Ended
	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Net income	$3,964	$8,157	$1,991	$3,197
Other comprehensive (loss) income:
Postretirement curtailment adjustment	—	—	(1,346)	—
Postretirement liability adjustment	—	—	2,164	—

Other comprehensive income	—	—	818	—

Comprehensive income	$3,964	$8,157	$2,809	$3,197

See notes to unaudited consolidated financial statements.

CONTINENTAL CEMENT COMPANY, L.L.C. AND SUBSIDIARY

Unaudited Consolidated Statements of Cash Flows

(In thousands)

	Nine Months Ended
	September 27, 2014	September 28, 2013
Cash flows from operating activities:
Net income	$1,991	$3,197
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, amortization and accretion	10,898	8,778
Other	1,121	575
(Increase) decrease in operating assets:
Accounts receivable, net	(8,878)	(5,174)
Inventories	3,642	333
Other current assets	(116)	224
Other assets	(1,584)	(584)
(Decrease) increase in operating liabilities:
Accounts payable	(198)	(141)
Accrued expenses	(3,024)	(2,278)
Other liabilities	(2,300)	(1,408)

Net cash provided by operating activities	1,552	3,522

Cash flows from investing activities:
Purchase of property, plant and equipment	(13,996)	(20,944)

Net cash used for investing activities	(13,996)	(20,944)

Cash flows from financing activities:
Principal payments on long-term debt	(764)	(496)
Book overdraft	272	114
Net borrowings from Summit Materials	12,930	17,214

Net cash provided by financing activities	12,438	16,832

Net decrease in cash	(6)	(590)
Cash – beginning of period	9	599

Cash – end of period	$3	$9

Supplemental disclosures of cash flow information
Cash interest paid during the period	$10,471	$10,230

See notes to unaudited consolidated financial statements.

CONTINENTAL CEMENT COMPANY, L.L.C. AND SUBSIDIARY

Unaudited Consolidated Statements of Changes in Redeemable Members’ Interest and Member’s Interest

(In thousands)

	Member’s equity	Retained earnings	Accumulated other comprehensive loss	Total member’s interest	Redeemable members’ interest
Balance – December 28, 2013	$135,180	$17,029	$(7,624)	$144,585	$23,450
Accretion	—	(5,696)	—	(5,696)	5,696
Net income	—	1,991	—	1,991	—
Other comprehensive income	—	—	818	818	—
Share-based compensation	47	—	—	47	—

Balance – September 27, 2014	$135,227	$13,324	$(6,806)	$141,745	$29,146

Balance – December 31, 2012	$135,118	$7,764	$(12,031)	$130,851	$22,850
Accretion	—	(450)	—	(450)	450
Net income	—	3,197	—	3,197	—
Share-based compensation	47	—	—	47	—

Balance – September 28, 2013	$135,165	$10,511	$(12,031)	$133,645	$23,300

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

Basis of Presentation – These unaudited consolidated financial statements were prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures typically included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. These unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto as of and for the year ended December 28, 2013. The Company continues to follow the accounting policies set forth in those consolidated financial statements.

Management believes that these consolidated interim financial statements include all adjustments, normal and recurring in nature, that are necessary to present fairly the financial position of the Company as of September 27, 2014 and the results of operations for the three and nine months ended September 27, 2014 and September 28, 2013 and cash flows for the nine months ended September 27, 2014 and September 28, 2013.

In 2013, the Company changed its fiscal year from a calendar year to a 52-53 week year with each quarter composed of 13 weeks ending on a Saturday, consistent with that of Summit Materials. The 53-week year occurs approximately once every seven years. The additional week in the 53-week year is included in the fourth quarter. The Company’s nine months ended September 27, 2014 included a full 39 weeks, or 273 days, of results compared to the nine months ended September 28, 2013, which included 271 days. The effect of this change to the Company’s financial position and results of operations was immaterial.

Substantially all of the Company’s products are consumed outdoors, primarily in the spring, summer and fall. Seasonal changes and other weather-related conditions can affect the sales volumes of its products. Therefore, the financial results for any interim period are not necessarily indicative of the results expected for the full year. Furthermore, the Company’s sales and earnings are sensitive to national, regional and local economic conditions and to cyclical changes in construction spending, among other factors.

Principles of Consolidation – The consolidated financial statements of the Company include the accounts of Continental Cement and GAR. All significant intercompany balances and transactions have been eliminated.

Use of Estimates – Preparation of these consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions. These estimates and the underlying assumptions affect the amounts of assets and liabilities reported and the disclosures about contingent assets and liabilities. Such estimates include the valuation of accounts receivable, inventories, goodwill, intangible and other long-lived assets, pension and other postretirement obligations, asset retirement obligations and redeemable members’ interest. Management regularly evaluates its estimates and assumptions based on historical experience and other factors, including the current economic environment. Management adjusts such estimates and assumptions when circumstances dictate. As future events and their effects cannot be determined with precision, actual results could differ significantly from estimates made. Changes in estimates, including those resulting from continuing changes in the economic environment, will be reflected in the Company’s consolidated financial statements when the change in estimate occurs.

Business and Credit Concentrations – The majority of the Company’s customers are located in Missouri, Iowa and Illinois. The Company’s accounts receivable consist primarily of accounts of ready-mixed concrete and concrete products producers and contractors located within these states. Therefore, collection of these accounts is dependent on the economic conditions therein. Management does not believe that there are significant concentrations of credit with respect to individual customers or groups of customers, as credit has been granted to many customers within the Company’s markets.

Approximately 14% and 16% of cement sales were made to companies owned by a noncontrolling member of the Company during the three and nine months ended September 27, 2014, respectively, and 16% during the each of three and nine months ended September 28, 2013. The Company has historically had no collection issues with the noncontrolling member, and management expects full collection on all outstanding accounts receivable due from the noncontrolling member.

Redeemable Members’ Interest — Continental Cement’s Class B Units represent a 30% economic interest. The holders of the Class B Units have a put option that allows them to put the Class B Units to Continental Cement’s parent company, a wholly-owned subsidiary of Summit Materials, at a strike price that approximates fair value. The put option is exercisable upon a sale of Summit Materials Holdings L.P. or at any time after May 2016. As a consequence of the put option, the Class B Units are classified in temporary equity. The initial redemption value of the Class B Units was based upon the estimated fair value of Continental Cement at the date the Class A Units were indirectly acquired by Summit Materials (May 2010). At that time, the Company elected to accrete changes in the redemption value from the date of issuance to the earliest anticipated redemption date, which is assumed to be May 2016. The accretion is recognized through an adjustment to retained earnings and increased in the third quarter of 2014 consistent with the redemption value increase to an estimated $65.1 million. During the third quarter of 2014, the Company performed an indirect valuation of the Class B Units. The valuation was based on unobservable, or Level 3, inputs, including an assumption on the timing of settlement and projected cash flows. A significant change in these inputs could result in a material increase, or decrease, in the redemption value of the Class B Units.

(2)	Accounts Receivable, net

Accounts receivable, net consisted of the following as of September 27, 2014 and December 28, 2013:

	September 27, 2014	December 28, 2013
Trade accounts receivable from unaffiliated entities	$14,136	$6,961
Trade accounts receivable from related parties	2,125	422

Accounts receivable	16,261	7,383
Less: allowance for doubtful accounts	(302)	(30)

Accounts receivable, net	$15,959	$7,353

(3)	Inventories

Inventories consisted of the following as of September 27, 2014 and December 28, 2013:

	September 27, 2014	December 28, 2013
Raw materials	$927	$972
Work-in-process	2,214	2,623
Finished goods	3,619	6,807

Total inventories	$6,760	$10,402

(4)	Accrued Expenses

Accrued expenses consisted of the following as of September 27, 2014 and December 28, 2013:

	September 27, 2014	December 28, 2013
Interest due to Summit Materials	$2,220	$3,848
Postretirement benefits other than pensions	1,268	1,268
Bonus	540	884
Payroll, insurance and benefits	877	758
Interest due to noncontrolling member	—	723
Professional fees	225	340
Costs to remove barge from waterway	380	880
Other	1,732	1,296

Total	$7,242	$9,997

(5)	Long-Term Debt

Long-term debt due to Summit Materials, including the current portion of long-term debt, was $154.8 million and $155.6 million as of September 27, 2014 and December 28, 2013, respectively. Interest costs incurred on the long-term debt were $2.8 million and $8.3 million for the three and nine months ended September 27, 2014, respectively, and $2.8 million and $8.3 million for the three and nine months ended September 28, 2013, respectively. The interest rate in effect at September 27, 2014 was 3.7%.

Continental Cement is named as a guarantor of Summit Materials’ debt, for which Continental Cement pledged substantially all of its assets as collateral. Continental Cement provides a joint and several, full and unconditional guarantee of borrowings under Summit Materials’ senior secured credit facility (“Credit Facility”). As of September 27, 2014 and December 28, 2013, Summit Materials’ debt included $625 million and $250 million, respectively, of senior notes due January 31, 2020 (“Senior Notes”) and borrowings under the senior secured credit facilities composed of $422.0 million in term loans that mature January 30, 2019 and a $150.0 million revolving credit facility that matures January 30, 2017.

Summit Materials is and has been current on all required principal and interest payments. As of September 27, 2014, approximately $94.5 million and $60.3 million of the Company’s long-term debt due to Summit Materials represented the amount of Summit Materials’ debt that has been allocated to the Company under the senior secured credit facilities and Senior Notes, respectively, compared to $95.3 million and $60.3 million, respectively, as of December 28, 2013. The terms of Summit Materials’ debt limit certain transactions of its subsidiaries, including those of Continental Cement. Continental Cement’s ability to incur additional indebtedness or issue certain preferred shares, pay dividends to the noncontrolling members, redeem stock or make other distributions, make certain investments, sell or transfer certain assets, create liens, consolidate, merge, sell or otherwise dispose of all or substantially all of its assets or enter into certain transactions with affiliates are limited by the terms of Summit Materials’ debt agreements.

(6)	Commitments and Contingencies

The Company is party to certain legal actions arising from the ordinary course of business activities. Accruals are recorded when the outcome is probable and can be reasonably estimated. While the ultimate results of claims and litigation cannot be predicted with certainty, management expects that the ultimate resolution of all pending or threatened claims and litigation will not have a material effect on the Company’s consolidated results of operations, financial position or liquidity. The Company’s policy is to record legal fees as incurred.

Litigation and Claims – In February 2011, the Company incurred a property loss related to a sunken barge with cement product aboard. During the nine months ended September 28, 2013, the Company recognized a $1.8 million charge for costs to remove the barge from the waterway. As of September 27, 2014 and December 28, 2013, the Company had $0.4 million and $0.9 million, respectively, included in accrued expenses as management’s best estimate of the remaining costs to remove the barge.

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

Other – In the ordinary course of business, the Company is obligated under various firm purchase commitments for certain raw materials and services. The terms of the purchase commitments are generally less than one year. Management does not expect any significant changes in the market value of these goods and services during the commitment period that would have a material adverse effect on the financial position, results of operations or liquidity of the Company.

(7)	Related Party Transactions

Cement sales to companies owned by a certain non-controlling member of Continental Cement were approximately $4.7 million and $10.9 million for the three and nine months ended September 27, 2014, respectively, and $4.9 million and $10.0 million for the three and nine months ended September 28, 2013, respectively, and accounts receivables due from this party was approximately $1.7 million and $0.2 million as of September 27, 2014 and December 28, 2013, respectively.

Cement sales to companies owned by Summit Materials were approximately $1.4 million and $3.3 million for the three and nine months ended September 27, 2014, respectively, and $1.6 million and $3.5 million for the three and nine months ended September 28, 2013, respectively. Accounts receivables due from these parties were approximately $0.5 million and $0.2 million as of September 27, 2014 and December 28, 2013, respectively.

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

Public infrastructure projects, driven by both federal and state funding programs, represent a significant share of the U.S. construction materials market. Transportation infrastructure projects, driven by both federal and state funding programs, represent a significant share of the U.S. heavy-side construction materials market. Funding for the existing federal transportation funding program, Moving Ahead for Progress in the 21st Century (“MAP-21”), expired on September 30, 2014, and any additional funding or successor programs have yet to be approved. We also continue to monitor the status of the Highway Trust Fund. On August 1, 2014, a Highway Trust Fund extension bill was enacted. The bill provides approximately $10.8 billion of funding, which is expected to last until May 2015. With the nation’s infrastructure aging, we expect U.S. infrastructure spending to grow over the long term, and we believe we are well positioned to capitalize on any such increase.

In addition to federal funding, highway construction and maintenance funding is also available through state, county and local agencies. The Company generated approximately 50% of its revenue in Missouri in the first nine months of 2014. Missouri’s annual construction funding committed to essential road and bridge programs is approximately $700.0 million. The state’s transportation funds are constitutionally protected and therefore may only be spent on transportation projects.

In addition to being subject to cyclical changes in the economy, Continental Cement’s business is seasonal in nature; its products are consumed outdoors. Severe weather, seasonal changes and other weather-related conditions can significantly affect the sales volumes of Continental Cement’s products. Winter weather months are generally periods of lower sales as Continental Cement’s customers have fewer active projects. Typically, the highest sales and earnings are in the second and third quarters and the lowest are in the first and fourth quarters. Periods of heavy rainfall also adversely affect customers’ work patterns and demand for the Company’s products. Freezing or flooding of the Mississippi River can adversely affect the Company’s barge distribution channel resulting in lower sales volumes and higher freight costs during the affected period. The Company’s working capital may vary greatly during peak periods, but generally returns to comparable levels as its operating cycle is completed each fiscal year.

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

In 2013, the Company changed its fiscal year from a calendar year to a 52-53 week year with each quarter composed of 13 weeks ending on a Saturday, consistent with that of Summit Materials. The 53-week year occurs approximately once every seven years. The additional week in the 53-week year will be included in the fourth quarter. Continental Cement’s nine months ended September 27, 2014 included a full 39 weeks, or 273 days, of results compared to the nine months ended September 28, 2013, which included 271 days. The effect of this change to Continental Cement’s financial position and results of operations was immaterial.

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

Adjusted EBITDA reflects an additional way of viewing aspects of Continental Cement’s business that, when viewed with Continental Cement’s results determined in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and the accompanying reconciliations to U.S. GAAP financial measures included in the tables below, may provide a more complete understanding of factors and trends affecting Continental Cement’s business. However, it should not be construed as being more important than other comparable U.S. GAAP measures and must be considered in conjunction with U.S. GAAP measures. In addition, non-GAAP financial measures are not standardized; therefore it may not be possible to compare such financial measures with other companies’ non-GAAP financial measures having the same or similar names. Continental Cement strongly encourages investors to review its consolidated financial statements in their entirety and not rely on any single financial measure.

Reconciliation of Net Income to Adjusted EBITDA

	Three Months Ended		Nine Months Ended
(in thousands)	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Net income	$3,964	$8,157	$1,991	$3,197
Interest expense	2,946	2,815	8,840	8,450
Depreciation, depletion and amortization	3,826	3,008	10,817	8,718
Accretion	27	20	81	60

Adjusted EBITDA	$10,763	$14,000	$21,729	$20,425

Consolidated Results of Operations

The tables below set forth Continental Cement’s consolidated results for each of the periods indicated.

	Three Months Ended		Nine Months Ended
(in thousands)	September 27, 2014	September 28, 2013	September 27, 2014	September 28, 2013
Revenue	$38,168	$34,155	$80,618	$73,740
Cost of revenue (excluding items shown separately below)	25,602	18,223	53,229	46,055
General and administrative expenses	1,793	1,939	5,661	7,339
Depreciation, depletion, amortization and accretion	3,853	3,028	10,898	8,778

Operating income	6,920	10,965	10,830	11,568
Other expense (income), net	10	(7)	(1)	(79)
Interest expense	2,946	2,815	8,840	8,450

Net income	$3,964	$8,157	$1,991	$3,197

Three and nine months ended September 27, 2014 compared to the three and nine months ended September 28, 2013

	Three Months Ended			Nine Months Ended
($ in thousands)	September 27, 2014	September 28, 2013	Variance	September 27, 2014	September 28, 2013	Variance
Revenue	$38,168	$34,155	11.7%	$80,618	$73,740	9.3%
Operating income	$6,920	$10,965	(36.9)%	$10,830	$11,568	(6.4)%
Operating margin	18.1%	32.1%		13.4%	15.7%
Adjusted EBITDA	$10,763	$14,000	(23.1)%	$21,729	$20,425	6.4%

Continental Cement’s revenue increased 11.7% and 9.3% in the three and nine months ended September 27, 2014, respectively. The revenue growth was primarily driven by an 8.5% improvement in pricing due to overall price improvements and a change in cement customer mix away from high-volume sales.

In the third quarter of 2014, operating income and operating margin, which Continental Cement defines as operating income as a percentage of revenue, decreased 36.9% and 14.0%, respectively, and Adjusted EBITDA declined $3.2 million, or 23.1%. During the quarter, the Company incurred an additional $2.1 million of repair and maintenance expense and costs due to the plant operating for fewer days in the third quarter of 2014, as compared to the third quarter of 2013 and a $0.8 million impairment charge on inventory. In addition, depreciation, depletion, amortization and accretion increased $0.8 million as a result of the continued investment in the business, including the development of an underground mine, for which the Company began recognizing depreciation in 2014.

In the nine months ended September 27, 2014 operating income and operating margin decreased 6.4% and 2.3%, respectively, and Adjusted EBITDA improved $1.3 million, or 6.4%. The decline in operating income and margin was attributable to an increase in repair and maintenance and costs resulting from the plant operating for fewer days in 2014 than in 2013 and a $0.8 million impairment charge on inventory. These charges were partially offset by a $1.3 million curtailment benefit related to the postretirement healthcare plan and a $1.8 million charge recorded in the nine months ended September 28, 2013 for costs to remove a sunken barge from the waterway. Depreciation expense increased $2.1 million in the nine months ended September 27, 2014 resulting in Adjusted EBITDA growth despite the decrease in operating income. The Company substantially completed development of an underground mine and began recognizing depreciation expense on it in 2014, which was the primary cause of the increase in depreciation expense.

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

Cash Flows

The following table summarizes Continental Cement’s net cash provided by or used for operating, investing and financing activities and Continental Cement’s capital expenditures for the periods indicated:

	Nine Months Ended
(in thousands)	September 27, 2014	September 28, 2013
Net cash provided by (used for):
Operating activities	$1,552	$3,522
Investing activities	(13,996)	(20,944)
Financing activities	12,438	16,832
Cash paid for capital expenditures	$(13,996)	$(20,944)

Operating activities

For the nine months ended September 27, 2014, cash provided by operating activities was $1.6 million as a result of:

•	Net income of $2.0 million, adjusted for non-cash expenses of $12.0 million, which were primarily attributable to depreciation, depletion, amortization and accretion expense.

•	Cash utilized for working capital needs approximated $12.5 million, which was primarily composed of $5.2 million in increased accounts receivable and the build-up of inventories and a $5.3 million reduction in accounts payable and other liabilities. As Continental Cement’s products are used outdoors, sales in the spring and summer months exceed those in winter months. As a result, uncollected receivables are typically greater at the end of the second and third quarters until those amounts are converted to cash as the operating cycle is completed each fiscal year. The cash expenditures related to inventory reflect the build-up of inventory levels to prepare the business for increased sales volumes in the summer and fall. Also affecting working capital was $10.4 million of interest payments in 2014.

For the nine months ended September 28, 2013, cash provided by operating activities was $3.5 million as a result of:

•	Net income of $3.2 million, with non-cash expenses of $9.4 million, which was primarily depreciation, depletion, amortization and accretion expense.

•	Cash utilized for working capital needs approximated $9.0 million, which was primarily as a result of $5.2 million used for accounts receivable and $2.4 million for accounts payable and accrued expenses consistent with the seasonality of the Company’s business. Also affecting working capital needs was $10.2 million of interest payments in 2013.

Investing activities

For the nine months ended September 27, 2014, cash used for investing activities was $14.0 million, which was used for capital investments. The capital expenditures included enhancement costs incurred during the cement plant’s annual scheduled winter shutdown, as well as continued development of the underground mine ($5.0 million).

For the nine month period ended September 28, 2013, cash used for investing activities was $20.9 million, which was used for capital investments. The capital expenditures were primarily enhancement costs incurred during the cement plant’s annual scheduled winter shutdown, continued development of the underground mine ($11.4 million) and a storage terminal in St. Louis, Missouri ($2.8 million) used to store cement product.

Financing activities

For the nine months ended September 27, 2014 and September 28, 2013, cash provided by financing activities was $12.4 million and $16.8 million, respectively, primarily driven by $12.9 million and $17.2 million, respectively, of net borrowings from Summit Materials to fund working capital requirements and capital investments.

Cash paid for capital expenditures

Continental Cement estimates that it will incur between $17.0 million and $20.0 million in capital expenditures in 2014, which it has funded or expects to fund through cash on hand, cash from operations and available borrowings under Summit Materials’ senior secured credit facilities. A portion of Continental Cement’s anticipated capital expenditures in 2014 relate to the continued development of the underground mine, which was substantially completed in the first quarter of 2014. Continental Cement expects to spend approximately $5.9 million during 2014 on this project, of which $5.0 million was spent during the nine months ended September 27, 2014. Production of the underground mine was sufficiently advanced such that Continental Cement began recognizing depreciation on it in 2014. The underground mine is expected to provide Continental Cement with access to over 200 years of proven and probable limestone reserves.

Commitments and Contingencies

Continental Cement is party to certain legal actions arising from the ordinary course of business activities. Accruals are recorded when the outcome is probable and can be reasonably estimated. While the ultimate results of claims and litigation cannot be predicted with certainty, management expects that the ultimate resolution of all current, pending or threatened claims and litigation will not have a material effect on Continental Cement’s consolidated results of operations, financial position or liquidity.

In February 2011, Continental Cement incurred a property loss related to a sunken barge with cement product aboard. During the nine months ended September 28, 2013, Continental Cement recorded a $1.8 million charge for costs to remove the barge from the waterway. As of September 27, 2014 and December 28, 2013, the Company had $0.4 million and $0.9 million, respectively, included in accrued expenses as management’s best estimate of the remaining costs to remove the barge.

In the ordinary course of business, the Company is obligated under various firm purchase commitments for certain raw materials and services. The terms of the purchase commitments are generally less than one year. Management does not expect any significant changes in the market value of these goods and services during the commitment period that would have a material adverse effect on Continental Cement’s financial position, results of operations or liquidity.

Off-Balance Sheet Arrangements

As of September 27, 2014, Continental Cement had no material off-balance sheet arrangements.

New Accounting Standards

In May 2014, the FASB issued a new accounting standard to improve and converge the financial reporting requirements for revenue from contracts with customers. Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, prescribes a five-step model for revenue recognition that will replace most existing revenue recognition guidance in U.S. GAAP. The ASU will supersede nearly all existing revenue recognition guidance under U.S. GAAP and provides that an entity recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This update also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments, and assets recognized from costs incurred to obtain or fulfill a contract. ASU No. 2014-09 allows for either full retrospective or modified retrospective adoption and will become effective for the Company in the first quarter of 2017. Early adoption is prohibited. Management is currently assessing the effect that the adoption of this standard will have on the consolidated financial statements.

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Continental Cement maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in Continental Cement’s reports under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to Continental Cement’s management, including Continental Cement’s Principal Executive Officer and Continental Cement’s Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives. Continental Cement’s management, with the participation of Continental Cement’s Principal Executive Officer and Principal Financial Officer, has evaluated the effectiveness of Continental Cement’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 27, 2014. Based upon that evaluation, Continental Cement’s Principal Executive Officer and Principal Financial Officer concluded that, as of September 27, 2014, Continental Cement’s disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

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

Continental Cement is party to certain legal actions arising from the ordinary course of business activities. Accruals are recorded when the outcome is probable and can be reasonably estimated. While the ultimate results of claims and litigation cannot be predicted with certainty, management expects that the ultimate resolution of all current pending or threatened claims and litigation will not have a material effect on Continental Cement’s consolidated results of operations, financial position or liquidity.

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

Pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012 (“ITRA”), which added Section 13(r) of the Exchange Act, the Company hereby incorporates by reference herein Exhibit 99.1 of this report, which includes disclosures publicly filed and/or provided to The Blackstone Group L.P., an affiliate of certain investment funds that indirectly own a majority of the equity interests of the Company, by Travelport Limited, which may be considered the Company’s affiliate.

The Company is not presently aware that it and its subsidiaries knowingly engaged in any transaction or dealing reportable under Section 13(r) of the Exchange Act during the quarter ended September 27, 2014.

ITEM 6.	EXHIBITS

3.1	Certificate of Formation of Continental Cement Company, L.L.C., as amended (incorporated by reference to Exhibit 3.7 to the Registration Statement on Form S-4, filed on March 27, 2013 (File No. 333-187556)).

3.2	Amended and Restated Limited Liability Company Agreement of Continental Cement Company, L.L.C. (incorporated by reference to Exhibit 3.8 to the Registration Statement on Form S-4, filed on March 27, 2013 (File No. 333-187556)).

3.3	First Amendment to Amended and Restated Limited Liability Company Agreement of Continental Cement Company, L.L.C. (incorporated by reference to Exhibit 3.9 to the Registration Statement on Form S-4, filed on March 27, 2013 (File No. 333-187556)).

4.1	Fourth Supplemental Indenture, dated as of July 30, 2014, among Buckhorn Materials, LLC and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q, filed on August 6, 2014 (File No. 333-187556-38)).

4.2	Fifth Supplemental Indenture, dated as of September 2, 2014, by and among Summit Materials, LLC, Summit Materials Finance Corp., the subsidiary guarantors named on the signature pages thereto and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K, filed on September 9, 2014 (File No. 333-187556-38)).

4.3	Sixth Supplemental Indenture, dated as of September 8, 2014, by and among Summit Materials, LLC, Summit Materials Finance Corp., the subsidiary guarantors named on the signature pages thereto and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.4 to the Current Report on Form 8-K, filed on September 9, 2014 (File No. 333-187556-38)).

4.4	Registration Rights Agreement, dated as of September 8, 2014, among the registrant, Summit Materials Finance Corp., the guarantors named therein, Merrill Lynch, Pierce, Fenner & Smith Incorporated and the several other initial purchasers (incorporated by reference to Exhibit 4.5 to the Current Report on Form 8-K, filed on September 9, 2014 (File No. 333-187556-38)).

31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

95.1*	Mine Safety Disclosures.

99.1*	Section 13(r) Disclosure.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith
**	Furnished herewith

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

CONTINENTAL CEMENT COMPANY, L.L.C.

Date: November 6, 2014	By:	/s/ Thomas Beck
Thomas Beck
President (Principal Executive Officer)

Date: November 6, 2014	By:	/s/ Mark Strieker
Mark Strieker
Vice President of Finance and Administration (Principal Financial and Accounting Officer)