Form 10-K
period 2014-12-27
Continental Cement Company, L.L.C.
filed 2015-02-23
CIK 1571274

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 27, 2014

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of February 23, 2015, 100 Class A units and 100,000,000 Class B units of the Continental Cement Company, L.L.C.’s membership interests were issued and outstanding.

Continental Cement Company, L.L.C. meets the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K and is therefore filing this Form 10-K with reduced disclosure.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K (this “report”) contains “forward-looking statements” within the meaning of the federal securities laws, which involve risks and uncertainties. Forward-looking statements include all statements that do not relate solely to historical or current facts, and you can identify forward-looking statements because they contain words such as “believes,” “expects,” “may,” “will,” “should,” “seeks,” “intends,” “trends,” “plans,” “estimates,” “projects” or “anticipates” or similar expressions that concern the Company’s strategy, plans, expectations or intentions. All statements made relating to the Company’s estimated and projected earnings, margins, costs, expenditures, cash flows, growth rates and financial results are forward-looking statements. These forward-looking statements are subject to risks and uncertainties that may change at any time, and, therefore, the Company’s actual results may differ materially from those expected. The Company derives many of its forward-looking statements from its operating budgets and forecasts, which are based upon many detailed assumptions. While the Company believes that its assumptions are reasonable, it is very difficult to predict the effect of known factors, and it is impossible to anticipate all factors that could affect the Company’s actual results.

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

CERTAIN DEFINITIONS

As used in this report, unless otherwise noted or the context otherwise requires: references to “Continental Cement,” “Company,” “we,” “us” and “our” are to Continental Cement Company, L.L.C., a Delaware limited liability company, and its subsidiary; and references to “Summit Materials” are to Summit Materials, LLC, a Delaware limited liability company, and not to its subsidiaries. The Company is a non-wholly owned indirect subsidiary of Summit Materials.

Unless otherwise stated or the context otherwise requires, all references to years refer to our fiscal year.

PART I

ITEM 1.	BUSINESS.

Overview

Continental Cement Company, L.L.C. was formed as a limited liability company in the State of Delaware on May 3, 2010. It produces and supplies cement for a variety of end uses in the U.S. construction industry, including private residential and non-residential construction and public infrastructure projects. In addition to producing cement, Continental Cement secures, processes and blends hazardous and nonhazardous waste materials, which is primarily processed into alternative fuels in the cement manufacturing process. Management believes that Continental Cement is a top 25 producer of cement in the United States by volume. As of December 27, 2014, the Company had 0.4 billion tons of proven and probable aggregates reserves serving the cement business. In the year ended December 27, 2014, the Company sold 1.0 million tons of cement and generated revenue of $110.1 million from cement sales and from the receipt of hazardous waste.

The Company’s cement revenue is derived from multiple end-use markets. For the year ended December 27, 2014, approximately 78% of revenue related to residential and non-residential construction, repair and remodel, and agriculture and the remaining 22% related to public infrastructure construction projects. Public infrastructure construction includes spending by federal, state and local governments for roads, highways, bridges, airports and other public infrastructure construction projects.

The Company’s cement business operates a highly efficient, technologically advanced, integrated manufacturing and distribution system strategically located in Hannibal, Missouri, 100 miles north of St. Louis along the Mississippi River. The on-site solid and liquid waste fuel processing facility can reduce Continental Cement’s fuel costs by up to 50%. In addition to alternative fuels (hazardous and non-hazardous), the cement plant utilizes coal, natural gas and petroleum coke and, as a result, is subject to the National Emission Standards for Hazardous Air Pollutants (“NESHAP”) for Hazardous Waste Combustor NESHAP (“HWC-MACT”) standards, rather than the NESHAP for Portland Cement Plants (“PC-MACT”) standards. Any future costs to comply with the existing HWC-MACT standards are not expected to be material.

End Markets

Residential Construction. Residential construction includes single family homes and multi-family units such as apartments and condominiums. Demand for residential construction is influenced by employment prospects, new household formation and mortgage interest rates. In recent years, foreclosures have resulted in an oversupply of available houses, which has dampened the demand for new residential construction in many markets in the United States. However, employment prospects have improved, foreclosure rates have stabilized and demand has begun to grow, although the rate of growth is inconsistent across the United States.

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

Public Infrastructure Sector Construction. Public infrastructure sector construction includes spending by federal, state and local governments for highways, bridges, airports, schools, public buildings and other public infrastructure projects. Public infrastructure spending has historically been more stable than private sector construction. Management believes that public infrastructure spending is less sensitive to interest rate changes and economic cycles and often is supported by multi-year federal and state legislation and programs. The supply of funding for public infrastructure highway construction significantly affects the Company’s public infrastructure sector construction business.

In the past, public infrastructure sector funding was underpinned by a series of six-year federal highway authorization bills. Federal funds are allocated to the states, which are required to match a portion of the federal funds they receive. Federal highway spending uses funds predominantly from the Federal Highway Trust Fund, which derives its revenue from taxes on diesel fuel, gasoline and other user fees. The dependability of federal funding allows the state departments of transportation to plan for their long term highway construction and maintenance needs.

Funding for the existing federal transportation funding program expired on September 30, 2014 and on August 1, 2014, a Highway Trust Fund extension bill was enacted. This bill provides approximately $10.8 billion of funding, which is expected to last until May 2015. Any additional funding or successor programs have yet to be approved. With the nation’s infrastructure aging, the Company expects U.S. infrastructure spending to grow over the long term, and it believes it is well positioned to capitalize on any such increase.

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

Industry

Participants in the cement industry typically range from small, privately-held companies focused on providing cement in a single market to multinational corporations that offer a wide array of construction materials and services. Competition is constrained in part by the distance materials can be transported efficiently, resulting in predominantly local or regional operations. Cement is costly to transport over land. Consequently, the radius within which a typical cement plant is competitive extends for no more than 150 miles for the most common types of cement. Cement products lack differentiation, therefore competition is based predominantly on price. As a result, prices charged by Continental Cement are likely to be consistent with prices charged by other producers in the same markets. Accordingly, the Company’s profitability is generally dependent on the level of demand for its products and its ability to control operating costs.

Cement

Portland cement, an industry term for the common cement in general use around the world, is a fundamental building material consumed in several stages throughout the construction cycle of residential, non-residential and public infrastructure projects. It is a binding agent that, when mixed with sand or aggregates and water, produces either ready-mixed concrete or mortar and is an important component of other essential construction materials. Cement is sold either in bulk or in bags as branded products, depending on its final user. Few construction projects can take place without utilizing cement somewhere in the design, making it a key ingredient used in the construction industry. The majority of all cement shipments are sent to ready-mixed concrete operators. The remaining shipments are directed to manufacturers of concrete related products such as block and precast.

The principal raw materials in cement are a blend of approximately 80% limestone and approximately 10% shale, with the remaining raw materials being clay and iron ore. Generally, the limestone and shale are mined from quarries or underground mines located on site with the production plant. These core ingredients are blended and crushed into a fine grind and then preheated and ultimately introduced into a kiln heated to about 3,000°F. Under this extreme heat, a chemical transformation occurs uniting the elements to form a new substance with new physical and chemical characteristics. This new substance is called clinker and it is formed into pieces approximately the size of marbles. The clinker is then cooled and later ground into a fine powder that then is classified as Portland cement.

Cement production in the United States is distributed among 98 production facilities located across 34 states. It is a capital-intensive business with variable costs dominated by raw materials and energy required to fuel the kiln. Building new plants is challenging given the extensive permitting that is required and significant costs. Management believes new plant construction costs in the United States to be approximately $250-300 per ton, not including costs for property or securing raw materials and the required distribution network. Assuming construction costs of $275 per ton, a 1.25 million ton facility, comparable to Continental Cement’s plant’s potential annual capacity, would cost approximately $343.8 million to construct.

As reported by the Portland Cement Association (“PCA”) in the 2014 United States Cement Industry Annual Yearbook, consumption is down significantly from the industry peak of approximately 141.1 million tons in 2005 to approximately 90.3 million tons in 2013 because of the decline in U.S. construction activity. U.S. cement consumption has at times outpaced domestic production capacity with the shortfall being supplied with imports, primarily from China, Canada, Greece, Mexico and South Korea. The PCA reports that cement imports have declined since their peak of approximately 39.6 million tons in 2006 to approximately 8.0 million tons in 2013, in a manner indicative of the industry’s general response to the current demand downturn. In addition to the reduction in imports, U.S. excess capacity increased from 5% in 2006 to approximately 32% in 2013 according to the PCA. U.S. capacity utilization declined from 95% in 2006 to 68% in 2013 according to the PCA. Continental Cement operated above the industry mean at 85% capacity utilization in 2014 as its markets did not suffer the pronounced demand declines seen in other states. Demand is seasonal in nature with nearly two-thirds of U.S. consumption occurring between May and November, coinciding with end-market construction activity.

Competition

Construction of cement production facilities is highly capital intensive and requires long lead times to complete engineering design, obtain regulatory permits, acquire equipment and construct a plant. Most U.S. cement producers are owned by large foreign companies operating in multiple international markets. Continental Cement’s largest competitors include Holcim (US) Inc. and Lafarge North America Inc. whose parent companies announced a merger plan in April 2014 that would create the world’s largest cement maker, in addition to, Buzzi Unicem USA, Inc. and Eagle Materials Inc. Competitive factors include price, reliability of deliveries, location, quality of cement and support services. With a new cement plant, on-site raw material aggregate supply, a network of cement terminals, and longstanding customer relationships, management believes that the Company is well positioned to serve its customers.

Customers

The Company’s business is not dependent on any single customer or a few customers. Therefore, the loss of any single or particular small number of customers would not have a material adverse effect on any individual respective market in which the Company operates or on the Company as a whole. Approximately 15%, 16% and 13% of cement sales were to companies owned by a certain minority owner of the Company in the years ended December 27, 2014, December 28, 2013 and December 31, 2012, respectively. Continental Cement’s cement customers are ready-mixed concrete and concrete product producers and contractors within the Midwestern United States. Sales are made on the basis of competitive prices in each market and, as is customary in the industry, the Company does not typically enter into long-term sales contracts. Cement demand is observed to have low elasticity in relation to prices. Management believes this is partially explained by the absence of competitive replacement products and relatively low contribution of cement to construction costs. Management does not believe that increases in cement prices are likely to affect the decision to undertake a construction project since cement costs usually represent a small portion of total construction costs.

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

Seasonality

Use and consumption of the Company’s products fluctuate due to seasonality as Portland cement is predominately used outdoors. Therefore, seasonal changes and other weather-related conditions, in particular extended rainy and cold weather in the spring and fall and major weather events, such as tornadoes, flooding and heavy snows, can adversely affect the Company’s business and operations through a decline in the use of its products. In addition, cement shipment levels follow activity in the construction industry, which typically occurs in the spring, summer and fall. Warmer and drier weather during the second and third quarters of the Company’s fiscal year typically result in higher activity and revenue levels during those quarters. The first quarter of the Company’s fiscal year has typically lower levels of activity due to weather conditions. However, other than planned maintenance shutdowns in the first quarter and late summer, the cement plant is designed to run 24 hours a day, seven days a week.

Intellectual Property

Continental Cement does not own or have a license or other rights under any patents that are material to its business.

Employees

As of December 27, 2014, the Company had approximately 240 employees of whom approximately 64.0% were hourly workers and 36.0% were full time salaried employees. Approximately 60.3% of total employees were union members under three collective bargaining agreements. Management believes that the working relationship with the Company’s employees and their unions are satisfactory. The Company’s collective bargaining agreements for employees generally expire between 2015 and 2018.

ITEM 1A.	RISK FACTORS

Risks Related to the Company’s Business and Industry

Industry Risks

The Company’s business depends on activity within the construction industry.

The Company sells most of its cement to the construction industry, so its results are significantly affected by the strength of the construction industry. Demand for its products, particularly in the residential and nonresidential construction markets, could decline if companies and consumers cannot obtain credit for construction projects or if the slow pace of economic activity results in delays or cancellations of capital projects. In addition, federal and state budget issues may continue to hurt the funding available for infrastructure spending.

Because of the high cost to transport products relative to their price, the Company’s earnings depend on the strength of the local economies in which it operates. In recent years, many states have reduced their construction spending due to budget shortfalls resulting from lower tax revenue as well as uncertainty relating to long-term federal highway funding. As a result, there has been a reduction in many states’ investment in infrastructure spending. If economic and construction activity diminishes in one or more areas, particularly in Missouri, the Company’s top revenue-generating market, its financial position, results of operations and liquidity could be materially adversely affected, and there is no assurance that reduced levels of construction activity will not affect the Company’s business in the future.

The Company’s business could suffer from a significant increase of cement imports from other countries.

Cement customers in the United States have the option to purchase cement from companies located in other countries. With a significant increase in environmental regulations in the United States, domestic cement producers could confront higher production costs than foreign cement producers who may operate in a less stringent regulatory environment. An influx of cement and clinker imports from foreign countries could have a material adverse effect on the Company’s financial condition, results of operations and liquidity.

The Company’s business is cyclical and requires significant working capital to fund operations.

The Company’s business is cyclical and requires that it maintain significant working capital to fund its operations. The Company’s ability to generate sufficient cash flow depends on future performance, which will be subject to general economic conditions, industry cycles and financial, business and other factors affecting its operations, many of which are beyond management’s control. If Continental Cement or Summit Materials are unable to generate sufficient cash to operate the business and service its outstanding debt and other obligations, management may be required, among other things, to further reduce or delay planned capital or operating expenditures, sell assets or take other measures, including the restructuring of all or a portion of Summit Materials’ debt, which may only be available, if at all, on unsatisfactory terms.

Weather can materially affect the Company’s business and it is subject to seasonality.

Cement is predominately used outdoors. Therefore, seasonal changes and other weather-related conditions can adversely affect the Company’s business and operations through a decline in the use of the Company’s products. Adverse weather conditions such as extended rainy and cold weather in the spring and fall can reduce demand for the Company’s cement and reduce sales. Major weather events such as tornadoes, floods and heavy snows with quick rainy melts could adversely affect sales in the near term.

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

The Company’s industry is capital intensive and the Company has significant fixed and semi-fixed costs. Therefore, its earnings are sensitive to changes in volume.

The property and machinery needed to produce cement can be very expensive. Therefore, the Company needs to spend a substantial amount of capital to purchase and maintain the equipment necessary to operate its business. Although management believes that the Company’s current cash available, along with projected internal cash flows and financing from Summit Materials, will be enough to support the currently anticipated operating and capital needs, if the Company is unable to generate sufficient cash to purchase and maintain the property and machinery necessary to operate the business, management may be required to reduce or delay planned capital expenditures or incur additional debt, which may only be available, if at all, on unsatisfactory terms. In addition, given the level of fixed and semi-fixed costs within the business, decreases in volumes could negatively affect the Company’s financial position, results of operations and liquidity.

The Company’s products are commodities, which are subject to significant changes in supply and demand and price fluctuations.

Portland cement is a commodity product and competition among manufacturers is based largely on price. Prices are often subject to material changes in response to relatively minor fluctuations in supply and demand, general economic conditions and other market conditions beyond our control. Increases in the production capacity of industry participants or increases in cement imports tend to create an oversupply of such products leading to an imbalance between supply and demand, which can have a negative effect on product prices. There can be no assurance that prices for products sold by the Company will not decline in the future or that such declines will not have a material adverse effect on the Company’s financial condition, results of operations and liquidity.

Economic Risks

The Company’s business relies on private investment in infrastructure and a slower than expected recovery will adversely affect its results.

A significant portion of the Company’s sales are for projects with private customers. Construction spending is affected by developers’ ability to finance projects. The credit environment has negatively affected the U.S. economy and demand for the Company’s products in the recent past. Residential and non-residential construction could decline if companies and consumers are unable to finance construction projects or if an economic recovery is stalled, which could result in delays or cancellations of capital projects. If housing starts and non-residential projects do not continue to rise steadily with the economic recovery as they normally do when recessions end, cement sales may fall and the Company’s financial condition, results of operations and liquidity could be materially adversely affected.

A decline in public infrastructure sector construction and reductions in governmental funding could adversely affect the Company’s operations and results.

A portion of the Company’s revenue is generated from publicly-funded construction projects. As a result, if publicly-funded construction decreases due to reduced federal or state funding or otherwise, the Company’s financial position, results of operations and liquidity could be negatively affected.

In January 2011, the U.S. House of Representatives passed a new rules package that repealed a transportation law dating back to 1998, which protected annual funding levels from amendments that could reduce such funding. This rule change subjects funding for highways to yearly appropriation reviews. The change in the funding mechanism increases the uncertainty of many state departments of transportation regarding funds for highway projects. This uncertainty could result in states being reluctant to undertake large multi-year highway projects which could, in turn, negatively affect the Company’s sales. Funding for Moving Ahead for Progress in the 21st Century, expired on September 30, 2014 and on August 1, 2014, a Highway Trust Fund extension bill was enacted that provides approximately $10.8 billion of funding, which is expected to last until May 2015. Any additional funding or successor programs have yet to be approved and management is uncertain as to the size and term of the transportation funding program that will follow.

As a result of the foregoing and other factors, management cannot be assured of the existence, amount and timing of appropriations for spending on federal, state or local projects. Federal support for the cost of highway maintenance and construction is dependent on congressional action. In addition, each state funds its infrastructure spending from specially allocated amounts collected from various taxes, typically gasoline taxes and vehicle fees, along with voter-approved bond programs. Shortages in state tax revenues can reduce the amounts spent on state infrastructure projects, even below amounts awarded under legislative bills. In recent years, nearly all states have experienced state-level funding pressures caused by lower tax revenues and an inability to finance approved projects. Delays or cancellations of state infrastructure spending could negatively affect the Company’s financial position, results of operations and liquidity because a significant portion of its business is dependent on public infrastructure spending.

Environmental, health and safety laws and regulations, and any changes to, or liabilities arising under, such laws and regulations, could have a material adverse effect on the Company’s financial condition, results of operations and liquidity.

The Company’s operations are subject to a variety of federal, state and local laws and regulations relating to, among other things: (i) the release or discharge of materials into the environment; (ii) the management, use, generation, treatment, processing, handling, storage, transport or disposal of hazardous materials, including the management of hazardous waste used as a fuel substitute at the Company’s cement kiln; and (iii) the protection of public and employee health and safety and the environment. These laws and regulations impose strict liability in some cases without regard to negligence or fault and exposes the Company to liability for the environmental condition of currently or formerly owned or operated facilities or third-party waste disposal sites, and may expose the Company to liability for the conduct of others or for its actions, even if such actions complied with all applicable laws at the time these actions were taken. In particular, the Company may incur remediation costs and other related expenses because the Company’s facilities were constructed and operated before the adoption of current environmental laws and the institution of compliance practices or because certain of the Company’s processes are regulated. These laws and regulations may also expose the Company to liability for claims of personal injury or property or natural resource damage related to alleged exposure to, or releases of, regulated or hazardous materials. The existence of contamination at properties the Company owns, leases or operates could also result in increased operational costs or restrictions on its ability to use those properties as intended, including for purposes of mining.

Despite the Company’s compliance efforts, there is an inherent risk of liability in the operation of its business, especially from an environmental standpoint, or from time to time, the Company may be in noncompliance with environmental, health and safety laws and regulations. These potential liabilities or noncompliances could have an adverse effect on the Company’s operations and profitability. In many instances, the Company must have government approvals, certificates, permits or licenses in order to conduct its business, which often require significant capital, operating and maintenance expenditures to comply with environmental, health and safety laws and regulations. The Company’s failure to obtain and maintain required approvals, certificates, permits or licenses or to comply with applicable governmental requirements could result in sanctions, including substantial fines or possible revocation of its authority to conduct some or all of its operations. Governmental requirements that affect the Company’s operations also include those relating to air and water quality, waste management, asset reclamation, remediation of contaminated sites and worker health and safety. These requirements are complex and subject to frequent change. Stricter laws and regulations, more stringent interpretations of existing laws or regulations or the future discovery of environmental conditions may impose new liabilities on the Company, reduce operating hours, require additional investment by the Company in pollution control equipment or impede its opening new or expanding existing plants or facilities. The Company has incurred, and may in the future incur, significant capital and operating expenditures to comply with such laws and regulations. The cost of complying with such laws could have a material adverse effect on the Company’s financial condition, results of operations and liquidity. In addition, the Company has recorded liabilities in connection with its reclamation obligations, but there can be no assurances that the costs of its obligations will not exceed amounts accrued.

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

Operating hazards inherent in the Company’s business, some of which may be outside the Company’s control, can cause personal injury and loss of life, damage to or destruction of property, plant and equipment and environmental damage. The Company is covered under insurance plans managed by Summit Materials for amounts and against the risks management believes are consistent with industry practice, but this insurance may not be adequate or available to cover all losses or liabilities the Company may incur in its operations. Summit Materials’ insurance policies are subject to varying levels of deductibles. Losses up to the deductible amounts are accrued based upon estimates of the ultimate liability for claims incurred and an estimate of claims incurred but not reported. However, liabilities subject to insurance are difficult to assess and estimate due to unknown factors, including the severity of an injury, the determination of the Company’s liability in proportion to other parties, the number of incidents not reported and the effectiveness of the Company’s safety programs. Insurance claims or costs above the Company’s estimates could have a material adverse effect on the Company’s financial condition, results of operations and liquidity.

The Company may incur material costs and losses as a result of claims that its products do not meet regulatory requirements or contractual specifications.

The Company provides its customers with products that are designed to meet building code or other regulatory requirements and contractual specifications for measurements such as durability, compressive strength, weight-bearing capacity and other characteristics. If the Company fails or is unable to provide products meeting these requirements and specifications, material claims may arise against the Company and its reputation could be damaged. Additionally, if a significant uninsured, non-indemnified or product-related claim is resolved against the Company in the future, that resolution could have a material adverse effect on the Company’s financial condition, results of operations and liquidity.

Other Risks

Labor disputes could disrupt operations of the Company’s businesses.

As of December 27, 2014, labor unions represented approximately 60.3% of the Company’s total employees. The Company’s collective bargaining agreements for employees generally expire between 2015 and 2018. Although management believes that the Company has good relations with its employees and unions, disputes with the Company’s trade unions, or the inability to renew labor agreements, could lead to strikes or other actions that could disrupt the Company’s operations and could have a material adverse effect on the Company’s financial condition, results of operations and liquidity.

The Company uses large amounts of electricity, natural gas, fossil fuels and diesel fuel that are subject to potential reliability issues, supply constraints and significant price fluctuation, which could affect its operating results and profitability.

In the Company’s production and distribution processes, it consumes significant amounts of electricity, natural gas, fossil fuels and diesel fuel. The availability and pricing of these resources are subject to market forces that are beyond the Company’s control. Furthermore, the Company is vulnerable to any reliability issues experienced by its suppliers, which also are beyond its control. The Company’s suppliers contract separately for the purchase of such resources and its sources of supply could be interrupted should suppliers not be able to obtain these materials due to higher demand or other factors that interrupt their availability. Variability in the supply and prices of these resources could have a material adverse effect on the Company’s financial condition, results of operations and liquidity from period to period.

Climate change and climate change legislation or regulations may adversely affect the Company’s business.

A number of governmental bodies have introduced or are contemplating legislative and regulatory changes in response to the potential effects of climate change. Such legislation or regulation has and potentially could include provisions for a “cap and trade” system of allowances and credits, among other provisions. The EPA promulgated a mandatory reporting rule covering greenhouse gas emissions from sources considered to be large emitters. The EPA has also promulgated a greenhouse gas emissions permitting rule, referred to as the “Tailoring Rule” which sets forth criteria for determining which facilities are required to obtain permits for greenhouse gas (“GHG”) emissions pursuant to the U.S. Clean Air Act’s Prevention of Significant Deterioration (“PSD”) and Title V operating permit programs. The U.S. Supreme Court ruled in June 2014 that the EPA exceeded its statutory authority in issuing the Tailoring Rule but upheld the Best Available Control Technology (“BACT”) requirements for GHGs emitted by sources already subject to PSD requirements for other pollutants. Our cement plant holds a Title V Permit. If future modifications to our facilities require PSD review for other pollutants, GHG BACT requirements may also be triggered, which could require significant additional costs.

Other potential effects of climate change include physical effects such as disruption in production and product distribution as a result of major storm events and shifts in regional weather patterns and intensities. There is also a potential for climate change legislation and regulation to adversely affect the cost of purchased energy and electricity.

The effects of climate change on the Company’s operations are highly uncertain and difficult to estimate. However, because a chemical reaction inherent to the manufacture of Portland cement releases carbon dioxide, a GHG, cement kiln operations may be disproportionately affected by future regulation of GHGs. Climate change and legislation and regulation concerning GHGs could have a material adverse effect on the Company’s financial condition, results of operations and liquidity.

Unexpected equipment malfunctions, catastrophic events and scheduled maintenance may lead to decreased production or shutdowns.

The reliability and efficiency of the Company’s sole manufacturing kiln is dependent upon vital pieces of equipment. The Company has scheduled outages to perform maintenance on its cement production facilities. However, the equipment may periodically experience an unanticipated disruption due to an accident, mechanical failure or other unanticipated event such as a fire, explosion, violent weather conditions or unexpected operational difficulties. A substantial interruption of the cement production operations could require the Company to make significant capital expenditures to restore operations and could affect the amount of cement available for sale, which could have a material adverse effect on the Company’s financial condition, results of operations and liquidity.

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

The Company operates an integrated cement manufacturing and distribution system located in Hannibal, Missouri, 100 miles north of St. Louis along the Mississippi River. It also operates a waste fuel processing facility at the Hannibal, Missouri location, has distribution terminals in Hannibal and St. Louis, Missouri and Bettendorf, Iowa, a clay mining operation in Owensville, Missouri and office space for the Company’s headquarters in Chesterfield, Missouri.

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

The Company’s equity securities are not publicly traded. The Company files reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) because of its status as a non-wholly owned subsidiary guarantor of Summit Materials, LLC’s 10  1⁄2% Senior Notes due 2020. The terms of the agreements governing Summit Materials’ debt limit certain transactions of the Company, including the Company’s ability to pay dividends to its noncontrolling members, redeem stock or make other distributions.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

You should read the following discussion of Continental Cement’s results of operations and financial condition with Continental Cement’s audited consolidated financial statements and the related notes thereto included elsewhere in this report. This discussion contains forward-looking statements and involves numerous risks and uncertainties, including, but not limited to, those described in the “Risk Factors” section of this report. Continental Cement’s actual results may differ materially from those contained in any forward-looking statements.

Overview

Continental Cement produces Portland cement (“cement”) at its highly efficient, dry cement manufacturing plant located in Hannibal, Missouri and has distribution terminals in Hannibal and St. Louis, Missouri and Bettendorf, Iowa. Continental Cement’s primary customers are ready-mixed concrete and concrete products producers and contractors located in the Midwestern United States. In addition to producing cement, Continental Cement secures, processes and blends hazardous and nonhazardous waste materials primarily for use as supplemental fuels in the cement manufacturing process. Continental Cement’s primary customers for this service are commercial transportation disposal facilities and petroleum and chemical manufacturers located in the continental United States.

Continental Cement serves a variety of end-uses in its market, including residential and non-residential, agricultural and public infrastructure projects. For the year ended December 27, 2014, approximately 78% of Continental Cement’s revenue related to residential and non-residential construction and agriculture and the remaining approximately 22% related to public infrastructure construction. Management believes exposure to various markets affords greater stability through economic cycles and positions the Company to capitalize on upside opportunities when recoveries in residential and non-residential construction occur. Continental Cement believes it is a top 25 producer of cement in the United States by volume and the primary supplier within its local markets.

Business Trends and Conditions

Cement is used in most forms of construction activity. Participants in the cement sector typically are large multinational corporations that offer a wide array of construction materials and services. Markets are defined in part by the distance materials can be efficiently transported from a cement distribution facility.

Transportation infrastructure projects, driven by both federal and state funding programs, represent a significant share of the U.S. construction materials market. Funding for the existing federal transportation funding program expired on September 30, 2014 and on August 1, 2014, a Highway Trust Fund extension bill was enacted. This bill provides approximately $10.8 billion of funding, which is expected to last until May 2015. Any additional funding or successor programs have yet to be approved. With the nation’s infrastructure aging, the Company expects U.S. infrastructure spending to grow over the long term, and it believes it is well positioned to capitalize on any such increase.

Within many of Continental Cement’s markets, federal, state and local governments have taken actions to maintain or grow highway funding during a time of uncertainty with respect to federal funding. However, Continental Cement could still be affected by any economic improvement or slowdown, which could vary by local region and market. Continental Cement’s sales and earnings are sensitive to national, regional and local economic conditions and particularly to cyclical swings in construction spending, especially in the private sector.

In addition to being subject to cyclical changes in the economy, Continental Cement’s business is also seasonal in nature. Cement is primarily consumed outdoors and therefore severe weather, seasonal changes and other weather-related conditions can significantly affect sales volumes. Normally, the highest sales and earnings are in the second and third quarters, and the lowest are in the first and fourth quarters. Winter weather months are generally periods of lower sales as Continental Cement’s customers have fewer active projects. Periods of heavy rainfall also adversely affect Continental Cement’s customers’ work patterns and therefore demand for the Company’s products. Continental Cement’s working capital may vary greatly during these peak periods, but generally return to average levels as its operating cycle is completed each fiscal year.

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

As reported by the PCA in the 2014 United States Cement Industry Annual Yearbook, consumption is down significantly from the industry peak of approximately 141.1 million tons in 2005 to approximately 90.3 million tons in 2013 because of the decline in

U.S. construction activity. U.S. cement consumption has at times outpaced domestic production capacity with the shortfall being supplied with imports, primarily from China, Canada, Greece, Mexico and South Korea. The PCA reports that cement imports have declined since their peak of approximately 39.6 million tons in 2006 to approximately 8.0 million tons in 2013, in a manner indicative of the industry’s general response to the current demand downturn. In addition to the reduction in imports, U.S. excess capacity increased from 5% in 2006 to approximately 32% in 2013 according to the PCA. U.S. capacity utilization declined from 95% in 2006 to 68% in 2013 according to the PCA. Continental Cement operated above the industry mean at 85% capacity utilization in 2014 as its markets did not suffer the pronounced demand declines seen in other states. Demand is seasonal in nature with nearly two-thirds of U.S. consumption occurring between May and October, coinciding with end-market construction activity.

On December 20, 2012, the Environmental Protection Agency signed the PC-MACT which in most instances requires compliance in 2015. The PCA had estimated that 18 plants could be forced to close due to the inability to meet PC-MACT standards or because the compliance investment required may not be justified on a financial basis. The Continental Cement plant utilizes alternative fuel (hazardous and non-hazardous) as well as coal, natural gas and petroleum coke and, as a result, is subject to HWC-MACT standards, rather than PC-MACT standards. Any future costs to comply with the existing HWC-MACT standards are not expected to be material.

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

The general range of depreciable lives by fixed asset category, excluding mineral reserves, which are depleted based on the units of production method on a site-by-site basis, is as follows:

Buildings and improvements	7—40 years
Plant, machinery and equipment	20—40 years
Mobile equipment and barges	15—20 years
Office equipment	3—6 years
Other	2—10 years

Amortization expense is the periodic expense related to Continental Cement’s environmental permits and trade name. The environmental permits are generally amortized on a straight-line basis over three years. The trade name asset is amortized on a straight-line basis over its ten year estimated useful life.

Accretion expense is recorded using the effective interest method and is related to the asset retirement obligations.

Results of Operations

The following discussion of Continental Cement’s results of operations is focused on the key financial measures Continental Cement uses to evaluate the performance of its business. Operating income and margins are discussed in terms of changes in volume, pricing and mix of revenue source (e.g., bulk or retail sales).

In 2013, Continental Cement changed its fiscal year from a calendar year to a 52-53 week year with each quarter composed of 13 weeks ending on a Saturday, consistent with that of Summit Materials. Continental Cement’s fiscal year end in 2014 and 2013 was December 27 and December 28, respectively, and was December 31 in 2012. The effect of this change to Continental Cement’s financial position, results of operations and liquidity was immaterial.

Non-GAAP Performance Measures

Continental Cement evaluates the performance of its business and allocates its resources based on several factors, including a measure it calls Adjusted EBITDA. Continental Cement defines Adjusted EBITDA as net income before interest expense, and depreciation, depletion, amortization and accretion. Accretion is recognized on asset retirement obligations and reflects the time value of money. Since accretion is similar in nature to interest expense, it is treated consistently with interest expense in determining Adjusted EBITDA. Adjusted EBITDA reflects an additional way of viewing aspects of Continental Cement’s business that, when viewed with Continental Cement’s results under U.S. generally accepted accounting principles (“U.S. GAAP”) and the accompanying reconciliations to U.S. GAAP financial measures included in the tables below, may provide a more complete understanding of factors and trends affecting Continental Cement’s business. However, it should not be construed as being more important than other comparable U.S. GAAP measures and must be considered in conjunction with U.S. GAAP measures. In addition, non-GAAP financial measures are not standardized; therefore it may not be possible to compare such financial measures with other companies’ non-GAAP financial measures having the same or similar names. Continental Cement strongly encourages investors to review its consolidated financial statements in their entirety and not rely on any single financial measure.

Reconciliation of Net Income to Adjusted EBITDA

The table below reconciles Continental Cement’s net income to Adjusted EBITDA for fiscal years 2014, 2013 and 2012.

(in thousands)	2014	2013	2012
Net income	$8,025	$9,865	$6,625
Interest expense	11,678	11,053	12,622
Depreciation, depletion and amortization	14,943	11,732	10,449
Accretion	109	80	30

Adjusted EBITDA	$34,755	$32,730	$29,726

Consolidated Results of Operations

The table below sets forth Continental Cement’s consolidated results for fiscal years 2014, 2013 and 2012.

(in thousands)	2014	2013	2012
Revenue	$110,064	$96,249	$94,882
Cost of revenue (excluding items shown separately below)	67,950	55,242	58,319
General and administrative expenses	7,356	8,367	6,706
Depreciation, depletion, amortization and accretion	15,052	11,812	10,479

Operating income	19,706	20,828	19,378
Other expense (income), net	3	(90)	131
Interest expense	11,678	11,053	12,622

Net income	$8,025	$9,865	$6,625

Year ended December 27, 2014 compared to the year ended December 28, 2013

(in thousands)	2014	2013	Variance
Revenue	$110,064	$96,249	$13,815	14.4%
Operating income	$19,706	$20,828	$(1,122)	(5.4)%
Operating margin	17.9%	21.6%
Adjusted EBITDA	$34,755	$32,730	$2,025	6.2%

Continental Cement’s revenue increased $13.8 million, or 14.4%, to $110.1 million in the year ended December 27, 2014. The revenue growth was primarily driven by a 7.2% improvement in pricing due to overall price improvements and a change in cement customer mix away from high-volume sales. Volume increased 9.0% in 2014 due to an increase in demand from retail customers.

Operating income decreased $1.1 million and operating margin, which Continental Cement defines as operating income as a percentage of total revenue, decreased from 21.6% in 2013 to 17.9% in 2014. The decrease in operating income and operating margin was affected by a $3.2 million increase in depreciation, depletion, amortization and accretion, which was a result of increased capital investment in 2014 and 2013. In the second quarter of 2014, the Company began depreciating the underground mine in connection with the commencement of production. Also affecting operating income was $0.8 million impairment charge on inventory in 2014. Offsetting this charge, and contributing to the $2.0 million increase in Adjusted EBITDA was a $1.3 million curtailment benefit recorded in 2014 related to the postretirement healthcare plan and a $1.8 million charge recorded in 2013 for costs to remove a sunken barge from the waterway.

Year ended December 28, 2013 compared to the year ended December 31, 2012

(in thousands)	2013	2012	Variance
Revenue	$96,249	$94,882	$1,367	1.4%
Operating income	$20,828	$19,378	$1,450	7.5%
Operating margin	21.6%	20.4%
Adjusted EBITDA	$32,730	$29,726	$3,004	10.1%

Continental Cement’s revenue increased $1.4 million, or 1.4%, to $96.2 million in the year ended December 28, 2013. This increase was a result of a $2.1 million increase in revenue from the receipt and processing of waste fuels, offset in part by a $0.8 million decrease in revenue from cement sales. The $0.8 million decrease in cement revenue was a result of a 4.1% decrease in tons sold, partially offset by a 3.4% pricing increase.

Operating income increased $1.5 million and operating margin increased from 20.4% in 2012 to 21.6% in 2013. In addition, Adjusted EBITDA increased $3.0 million in 2013. These profit improvements were due to the increase in the average selling price of cement discussed above and due to an increase in the average tipping fee for the waste received.

Other Financial Information

Interest Expense

Interest expense decreased $1.6 million to $11.1 million in 2013 from $12.6 million in 2012. The decrease in Continental Cement’s interest expense was due to approximately $0.6 million of interest expense capitalized with the development of the underground mine, a decrease in the average debt balance and a decrease in the weighted average borrowing rate as a result of Summit Materials’ February 2013 repricing, in which the borrowing rate on its senior secured credit facility was reduced by 1.0%. The favorable pricing adjustment for Summit Materials had a corresponding effect on Continental Cement’s borrowing rate with Summit Materials. Continental Cement’s average debt balance, calculated using the 2012 year-end balance and the balance at the end of each quarter in 2013 was $155.9 million, compared to $157.9 million in the comparable prior year periods.

Liquidity and Capital Resources

Continental Cement’s primary sources of liquidity include cash provided by its operations and amounts available for borrowing from Summit Materials. Continental Cement participates in Summit Material’s centralized banking system, through which excess funds are swept to Summit Materials at the end of each business day and Continental Cement’s accounts are funded each business day from the sweep account for amounts presented to Continental Cement’s accounts for payment. As a result, Continental Cement’s cash balance is nominal and is expected to be nominal going forward.

Given the seasonality of its business, Continental Cement typically experiences significant fluctuations in working capital needs and balances throughout the year with sales peaking in the summer and fall months. Despite the seasonality of its sales, Continental Cement produces cement throughout the year with the exception of scheduled plant maintenance during the first quarter and late summer. Continental Cement believes it has sufficient financial resources from its liquidity sources to fund its business and operations, including contractual obligations, capital expenditures and debt service obligations for at least the next twelve months. There were no restricted cash balances as of December 27, 2014 or December 28, 2013.

Continental Cement’s Long-term Debt

Please refer to note 6 to the consolidated audited financial statements included elsewhere in this report for detailed information on Continental Cement’s indebtedness and scheduled maturities of long-term debt due to Summit Materials. At December 27, 2014 and December 28, 2013, there was $154.6 million and $155.6 million, respectively, of debt outstanding due to Summit Materials. The interest rate in effect as of and for the year ended December 27, 2014 was 3.7%.

The terms of the agreements governing Summit Materials’ debt limit certain transactions of its subsidiaries, including those of Continental Cement, such as Continental Cement’s ability to incur additional indebtedness or issue certain preferred shares, pay dividends to its noncontrolling members, redeem stock or make other distributions, make certain investments, sell or transfer certain assets, create liens, consolidate, merge, sell or otherwise dispose of all or substantially all of its assets or enter into certain transactions with affiliates.

Cash Flows

The following table summarizes Continental Cement’s net cash provided by or used for operating, investing and financing activities and Continental Cement’s capital expenditures for fiscal years 2014, 2013 and 2012 (in thousands):

	2014	2013	2012
Net cash provided by (used for):
Operating activities	$17,126	$18,589	$22,379
Investing activities	(17,346)	(18,473)	(23,035)
Financing activities	213	(706)	1,200
Cash paid for capital expenditures	$(15,959)	$(25,594)	$(12,805)

Operating activities

For the year ended 2014, cash provided by operating activities was $17.1 million, driven by net income of $8.0 million, net of $15.0 million of depreciation, depletion, amortization and accretion expense and a $1.7 million decrease in inventory, offset by a
$2.5 million increase in accounts receivable and a $3.1 million reduction of accounts payable and accrued expenses. These working capital fluctuations resulted from the Company’s fourth quarter sales in 2014 exceeding those in the fourth quarter 2013, which generated additional accounts receivable and lower inventory levels. In 2014, the Company made the final interest payment on a related party note for $0.7 million.

For the year ended 2013, cash provided by operating activities was $18.6 million, driven by net income of $9.9 million, net of $11.8 million of depreciation, depletion, amortization and accretion expense, offset by a $3.3 million increase in inventory. Sales volume in 2013 was 4.1% less than 2012 resulting in elevated inventory levels at the end of 2013, as compared to 2012.

For the year ended 2012, cash provided by operating activities was $22.4 million, driven by net income of $6.6 million, net of $10.5 million of depreciation, depletion, amortization and accretion expense, as well as a $2.8 million reduction in inventory. The reduction in inventory was driven by a 11.1% increase in cement tons sold.

Investing activities

For the year ended 2014, cash used for investing activities was $17.3 million related to approximately $16.0 million in capital investments and $1.4 million in purchases of spare parts for the cement plant that when placed in service will be included in property, plant and equipment. The capital expenditures included enhancement costs incurred during the cement plant’s annual scheduled winter shutdown, as well as continued development of an underground mine to extract limestone on Continental Cement’s Hannibal, Missouri property where its cement plant is located ($6.3 million).

For the year ended 2013, cash used for investing activities was $18.5 million related primarily to $25.6 million of capital investments partially offset by $7.1 million of net loan settlements to affiliates. The capital expenditures were primarily for continued development of the underground mine ($15.3 million), a storage dome in St. Louis, Missouri ($2.8 million), which is being used to store cement product, and enhancement costs incurred during the cement plant’s annual scheduled shutdowns.

For the year ended 2012, cash used for investing activities was $23.0 million from $10.2 million of net loans to affiliates and $12.8 million for capital investments. Due to strong cash flow provided by operations in 2012, Continental Cement was a net lender to Continental Cement’s sister companies. Continental Cement also invested $5.0 million in the development of the underground mine.

Financing activities

For the years ended 2014, 2013 and 2012, cash provided by and used for financing activities was $0.2 million, ($0.7) million and $1.2 million, respectively, reflective of net borrowing on long-term debt.

Cash paid for capital expenditures

Continental Cement expended approximately $16.0 million on capital investments in 2014 compared to $25.6 million in 2013. A significant portion of the capital expenditures in 2014 related to developing an underground mine to extract limestone on Continental Cement’s Hannibal, Missouri property where its cement plant is located. The underground mine was completed in 2014. Continental Cement spent $6.3 million on the underground mine development in 2014, as compared to $15.3 million in 2013.

Continental Cement expended approximately $25.6 million in capital expenditures in 2013 compared to $12.8 million in 2012. A significant portion of the increase in capital expenditures in 2013 related to developing the underground. The underground mine was completed in 2014. Continental Cement spent $15.3 million on the underground mine development in 2013, as compared to
$5.0 million in 2012.

Contractual Obligations

The following table presents, as of December 27, 2014, Continental Cement’s obligations and commitments to make future payments under contracts and contingent commitments (in thousands):

	Total	2015	2016-2017	2018-2019	Thereafter
Short term borrowings and long-term debt, including current portion	$154,591	$1,273	$2,036	$90,958	$60,324
Capital lease obligations	2,135	334	656	656	489
Operating lease obligations	553	132	194	149	78
Interest payments (1)	56,755	12,667	22,788	18,102	3,198
Pensions and other post-retirement plans (2)	11,098	2,104	2,862	1,785	4,347
Asset retirement obligation payments	1,426	—	1,067	—	359

Total contractual obligations (3)	$226,558	$16,510	$29,603	$111,650	$68,795

(1)	Future interest payments were calculated using the applicable floating rates charged by Summit Materials in effect as of December 27, 2014 and may differ from actual results.
(2)	Amounts represent estimated future payments to fund Continental Cement’s defined benefit plans.
(3)	Any future payouts on the redeemable noncontrolling interest are excluded from total contractual obligations as the final settlement amount, timing of settlement and form of payment in either cash or equity has not been determined. The redemption value is currently estimated to be approximately $65.1 million.

Commitments and Contingencies

In the normal course of business, Continental Cement has commitments, lawsuits, claims and contingent liabilities. In the opinion of Continental Cement’s management, the ultimate disposition of currently pending matters will not have a material adverse effect on its consolidated financial position, results of operations or liquidity.

In February 2011, the Company incurred a property loss related to a sunken barge with cement product aboard. In the year ended December 28, 2013, the Company recognized $0.8 million of charges for lost product aboard the barge and costs to remove the barge from the waterway. As of December 27, 2014, $0.4 million is included in accrued expenses as the Company’s best estimate of the remaining costs to remove the barge.

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

Off-Balance Sheet Arrangements

As of December 27, 2014, Continental Cement had no material off-balance sheet arrangements.

New Accounting Standards

In May 2014, the FASB issued a new accounting standard to improve and converge the financial reporting requirements for revenue from contracts with customers. Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, prescribes a five-step model for revenue recognition that will replace most existing revenue recognition guidance in U.S. GAAP. The ASU will supersede nearly all existing revenue recognition guidance under U.S. GAAP and provides that an entity recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This update also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments, and assets recognized from costs incurred to obtain or fulfill a contract. ASU No. 2014-09 allows for either full retrospective or modified retrospective adoption and will become effective for us in the first quarter of 2017. Early adoption is prohibited. Management is currently assessing the effect that the adoption of this standard will have on the consolidated financial statements.

Critical Accounting Policies

Continental Cement’s management’s discussion and analysis of its financial condition and results of operations is based on its consolidated financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reported period.

On an ongoing basis, management evaluates its estimates, including those related to the allowance for doubtful accounts, inventories, goodwill, asset retirement obligations and the redeemable members’ interest. Continental Cement bases its estimates and judgments on historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Goodwill is tested annually for impairment by first assessing qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not (more than 50%) that the estimated fair value of a reporting unit is less than its carrying amount. If, as a result of the qualitative assessment, it is determined that an impairment is more likely than not, the entity is then required to perform the two-step quantitative impairment test, otherwise further analysis is not required. An entity also may elect not to perform the qualitative assessment and, instead, proceed directly to the two-step quantitative impairment test. The ultimate outcome of the goodwill impairment review for a reporting unit should be the same whether an entity chooses to perform the qualitative assessment or proceeds directly to the two-step quantitative impairment test.

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

During the fourth quarter of 2014, in conjunction with management’s annual review of goodwill on the first day of the fourth quarter, management performed the qualitative assessment for Continental Cement’s reporting unit for which Continental Cement’s senior management regularly reviews the operating results.

As a result of this analysis, Continental Cement determined that it is more likely than not that the fair value of Continental Cement is greater than its carrying value. Continental Cement recorded no goodwill impairment charges in the current year or in previous years.

As of December 27, 2014, we determined that no events or circumstances since the first day of the fourth quarter through December 27, 2014 indicated that a further assessment was necessary.

Impairment of Long-Lived Assets, Excluding Goodwill

Long-lived assets are material to Continental Cement’s total assets. As of December 27, 2014, property, plant and equipment, net, represented 83.3% of total assets. Continental Cement evaluates the carrying value of long-lived assets, including intangible assets subject to amortization, when events and circumstances indicate that the carrying value may not be recoverable. Such indicators may include deterioration in general economic conditions, negative developments in equity and credit markets, adverse changes in the markets in which an entity operates, increases in input costs that have a negative effect on earnings and cash flows or a trend of negative or declining cash flows over multiple periods, among others. A one year increase or decrease in average useful lives of plant and equipment would have affected depreciation expense by ($0.6) million or $0.6 million, respectively, in 2014. An impairment charge could be material to Continental Cement’s financial condition and results of operations. The carrying value of long-lived assets is considered impaired when the estimated undiscounted cash flows from such assets are less than their carrying value. In that event, Continental Cement would recognize a loss equal to the amount by which the carrying value exceeds the fair value of the long-lived assets.

Fair value is determined by primarily using a discounted cash flow methodology that requires the use of estimates and considerable management judgment and long-term assumptions. Continental Cement’s estimate of future cash flows is based on historical experience and assumptions of future trends, which may be different from actual results. There were no material long-lived asset impairments during the years ended December 27, 2014, December 28, 2013 or December 31, 2012 nor were there any changes to the useful lives of assets having a material effect on Continental Cement’s financial condition and results of operations.

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

Continental Cement’s management has considered the current economic environment and its potential effect to Continental Cement’s business. Demand for cement products, particularly in the nonresidential and residential construction markets, could decline if companies and consumers are unable to obtain financing for construction projects or if the economic recession causes delays or cancellations to capital projects. Additionally, declining tax revenue and state budget deficits could negatively affected states’ abilities to finance infrastructure construction projects.

Interest Rate Risk

Continental Cement sponsors two non-contributory defined benefit pension plans for hourly and salaried employees, as well as healthcare and life insurance benefits for certain eligible retired employees. As of January, 2012, the pension and postretirement plans were frozen to new entrants. Effective January 2014, the pension plan for hourly employees was frozen to new participants and the healthcare and life insurance benefit plan was amended to eliminate all future retiree health and life coverage for the remaining union employees. Continental Cement’s results of operations are affected by its net periodic benefit cost from these plans, which was $0.5 million in 2014, exclusive of a $1.3 million curtailment benefit. Assumptions that affect this expense include the discount rate and, for the pension plans only, the expected long-term rate of return on assets. Therefore, Continental Cement has interest rate risk associated with these factors. A one percentage-point increase or decrease in assumed health care cost trend rates would have affected the accumulated postretirement benefit obligations by $1.3 million or $(1.1) million, respectively, at December 27, 2014.

Commodity and Energy Price Risk

Continental Cement is subject to commodity price risk with respect to price changes in energy, including fossil fuels, such as natural gas and diesel for cement production activities.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Member

of Summit Materials, LLC:

We have audited the accompanying consolidated balance sheets of Continental Cement Company, L.L.C. and subsidiary as of December 27, 2014 and December 28, 2013, and the related consolidated statements of operations, comprehensive income, cash flows and changes in redeemable members’ interest and member’s interest for the years ended December 27, 2014, December 28, 2013 and December 31, 2012. The consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Continental Cement Company, L.L.C. and subsidiary as of December 27, 2014 and December 28, 2013, and the results of their operations and their cash flows for the years ended December 27, 2014, December 28, 2013 and December 31, 2012, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

McLean, Virginia

February 22, 2015

CONTINENTAL CEMENT COMPANY, L.L.C.

AND SUBSIDIARY

Consolidated Balance Sheets

December 27, 2014 and December 28, 2013

(In thousands, except unit amounts)

	2014	2013
Assets
Current assets:
Cash	$2	$9
Accounts receivable, net	9,469	7,353
Due from Summit Materials	4,095	2,990
Inventories	8,696	10,402
Other current assets	509	482

Total current assets	22,771	21,236

Property, plant and equipment, net	307,286	306,204
Goodwill	24,096	24,096
Other assets	14,607	12,576

Total assets	$368,760	$364,112

Liabilities, Redeemable Members’ Interest and Member’s Interest
Current liabilities:
Current portion of long-term debt due to Summit Materials	$1,273	$1,018
Accounts payable	7,599	10,165
Accrued expenses	10,926	9,997

Total current liabilities	19,798	21,180
Long-term debt due to Summit Materials	153,318	154,590
Pension and post-retirement benefit obligations	22,352	19,457
Other noncurrent liabilities	2,435	850

Total liabilities	197,903	196,077

Commitments and contingencies (see note 9)
Redeemable members’ interest (100,000,000 Class B units issued and authorized)	34,543	23,450
Member’s interest:
Member’s equity (100 Class A units issued and authorized)	135,242	135,180
Retained earnings	13,961	17,029
Accumulated other comprehensive loss	(12,889)	(7,624)

Total member’s interest	136,314	144,585

Total liabilities, redeemable members’ interest and member’s interest	$368,760	$364,112

See accompanying notes to consolidated financial statements.

CONTINENTAL CEMENT COMPANY, L.L.C.

AND SUBSIDIARY

Consolidated Statements of Operations

Years ended December 27, 2014, December 28, 2013 and December 31, 2012

(In thousands)

	2014	2013	2012
Revenue:
Revenue from third parties:
Product	$75,627	$64,181	$65,213
Service	15,662	15,490	13,366
Revenue from related parties:
Product	18,775	16,578	16,303

Total revenue	110,064	96,249	94,882

Cost of revenue (excluding items shown separately below):
Product	58,716	46,137	49,541
Service	9,234	9,105	8,778

Total cost of revenue	67,950	55,242	58,319
General and administrative expenses	7,356	8,367	6,706
Depreciation, depletion, amortization and accretion	15,052	11,812	10,479

Operating income	19,706	20,828	19,378
Other expense (income), net	3	(90)	131
Interest expense	11,678	11,053	12,622

Net income	$8,025	$9,865	$6,625

See accompanying notes to consolidated financial statements.

CONTINENTAL CEMENT COMPANY, L.L.C.

AND SUBSIDIARY

Consolidated Statements of Comprehensive Income

Years ended December 27, 2014, December 28, 2013 and December 31, 2012

(In thousands)

	2014	2013	2012
Net income	$8,025	$9,865	$6,625
Other comprehensive (loss) income:
Postretirement curtailment adjustment	(1,346)	—	—
Postretirement liability adjustment	(3,919)	4,407	(3,648)

Other comprehensive income (loss)	(5,265)	4,407	(3,648)

Comprehensive income	$2,760	$14,272	$2,977

See accompanying notes to consolidated financial statements.

CONTINENTAL CEMENT COMPANY, L.L.C.

AND SUBSIDIARY

Consolidated Statements of Cash Flows

Years ended December 27, 2014, December 28, 2013 and December 31, 2012

(In thousands)

	2014	2013	2012
Cash flows from operating activities:
Net income	$8,025	$9,865	$6,625
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, depletion, amortization and accretion	15,031	11,812	10,479
Other	1,244	801	(78)
(Increase) decrease in operating assets:
Accounts receivable, net	(2,456)	2,695	(1,924)
Inventories	1,705	(3,329)	2,841
Other current assets	(27)	333	58
Other assets	(892)	(1,304)	308
(Decrease) increase in operating liabilities:
Accounts payable	(1,032)	2,093	(907)
Accrued expenses	(2,102)	(1,574)	6,685
Pension and post-retirement benefit obligations	(2,370)	(1,704)	(1,368)
Other liabilities	—	(1,099)	(340)

Net cash provided by operating activities	17,126	18,589	22,379

Cash flows from investing activities:
Loans to affiliates	—	7,118	(10,220)
Purchase of property, plant and equipment	(15,959)	(25,594)	(12,805)
Other	(1,387)	3	(10)

Net cash used for investing activities	(17,346)	(18,473)	(23,035)

Cash flows from financing activities:
Proceeds from borrowing	—	—	7,000
Principal payments on long-term debt	(1,048)	(750)	(5,783)
Book overdraft	2,820	44	—
Net payments to Summit Materials	(1,559)	—	—
Other	—	—	(17)

Net cash provided by (used for) financing activities	213	(706)	1,200

Net (decrease) increase in cash	(7)	(590)	544
Cash – beginning of period	9	599	55

Cash – end of period	$2	$9	$599

Supplemental disclosures of cash flow information
Cash interest paid	$11,728	$11,488	$7,353

Non cash financing activties:
Proceeds on borrowings due to Summit Materials	$—	$—	$156,842
Repayment by Summit Materials of long-term debt and accrued interest	—	—	(156,842)

See accompanying notes to consolidated financial statements.

CONTINENTAL CEMENT COMPANY, L.L.C.

AND SUBSIDIARY

Consolidated Statements of Changes in Redeemable Members’ Interest and Member’s Interest

Years ended December 27, 2014, December 28, 2013 and December 31, 2012

(In thousands)

	Member’s equity	Retained earnings	Accumulated other comprehensive loss	Total member’s interest	Redeemable members’ interest
Balance – December 31, 2011	$135,056	$1,739	$(8,383)	$128,412	$22,250
Accretion	—	(600)	—	(600)	600
Other comprehensive loss	—	—	(3,648)	(3,648)	—
Net income	—	6,625	—	6,625	—
Share-based compensation	62	—	—	62	—

Balance – December 31, 2012	135,118	7,764	(12,031)	130,851	22,850
Accretion	—	(600)	—	(600)	600
Other comprehensive income	—	—	4,407	4,407	—
Net income	—	9,865	—	9,865	—
Share-based compensation	62	—	—	62	—

Balance – December 28, 2013	135,180	17,029	(7,624)	144,585	23,450
Accretion	—	(11,093)	—	(11,093)	11,093
Net income	—	8,025	—	8,025	—
Other comprehensive income	—	—	(5,265)	(5,265)	—
Share-based compensation	62	—	—	62	—

Balance – December 27, 2014	$135,242	$13,961	$(12,889)	$136,314	$34,543

See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements

(Tables in thousands)

(1)	Summary of Organization and Significant Accounting Policies

(a)	Business Activities and Organization

Continental Cement Company, L.L.C. ( “Continental Cement”) produces Portland cement at its plant located in Hannibal, Missouri. Cement distribution terminals are maintained in Hannibal and St. Louis, Missouri and Bettendorf, Iowa. Continental Cement’s primary customers are ready-mixed concrete and concrete products producers and contractors located in the Midwestern United States.

Green America Recycling, L.L.C. (“GAR”), a wholly owned subsidiary of Continental Cement, is engaged in the business of securing, processing and blending hazardous and nonhazardous waste materials primarily for use as supplemental fuels in Continental Cement’s manufacturing process. GAR’s primary customers are commercial transportation disposal facilities and petroleum and chemical manufacturers located in the continental United States.

Continental Cement, a Delaware limited liability company, is governed by the Amended and Restated Continental Cement Limited Liability Company Agreement (as amended, the “LLC Agreement”). As such, liability of the Continental Cement’s members is generally limited to the amount of their net investment in Continental Cement. Continental Cement is an indirect non–wholly owned subsidiary of Summit Materials, LLC (“Summit Materials”).

In 2013, Continental Cement changed its fiscal year from a calendar year to a 52-53 week year with each quarter composed of 13 weeks ending on a Saturday, consistent with that of Summit Materials. Continental Cement’s fiscal year end in 2014 and 2013 was December 27 and December 28, respectively, compared to the calendar year ended December 31 in 2012. The effect of this change to Continental Cement’s financial position, results of operations and liquidity was immaterial.

(b)	Principles of Consolidation

The consolidated financial statements include the accounts of Continental Cement and its wholly owned subsidiary, GAR (collectively the “Company”). All significant intercompany balances and transactions have been eliminated.

(c)	Use of Estimates

The consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America, which require management to make estimates and assumptions that affect the reported amounts and disclosures in the consolidated financial statements. These estimates and the underlying assumptions affect the amounts of assets and liabilities reported, disclosures about contingent assets and liabilities and reported amounts of expenses. Such estimates include the valuation of accounts receivable, inventories, goodwill, intangible and other long-lived assets, pension and other postretirement obligations, asset retirement obligations and the redeemable members’ interest. Management evaluates its estimates and assumptions on an ongoing basis using historical experience and other factors, including the current economic environment. Management adjusts such estimates and assumptions when circumstances dictate. As future events and their effects cannot be determined with precision, actual results could differ significantly from estimates made. Changes in estimates, including those resulting from continuing changes in the economic environment, will be reflected in the Company’s consolidated financial statements when the change in estimate occurs.

(d)	Business and Credit Concentrations

The Company’s customers are primarily located in Missouri, Iowa and Illinois. The Company’s accounts receivable balances are due primarily from ready-mixed concrete and concrete products producers and contractors within this area. Collection of these accounts is therefore dependent on the economic conditions of the area. However, credit granted within the Company’s trade area has been granted to a wide variety of customers, and management does not believe that any significant concentrations of credit exist with respect to individual customers or groups of customers who are engaged in similar activities that would be similarly affected by changes in economic or other conditions. The Company had approximately 15%, 16% and 13%, of cement sales with companies owned by a certain minority owner of the Company for the years ended December 27, 2014, December 28, 2013 and December 31, 2012, respectively.

(e)	Accounts Receivable

Accounts receivable are stated at the amount management expects to collect from outstanding balances. Management provides for probable uncollected amounts through a charge to earnings and a credit to the allowance for doubtful accounts based on its assessment of the status of individual accounts. In establishing the allowance, management considers historical losses adjusted to take into account current market conditions and customers’ financial condition, the amount of receivables in dispute, the current receivables aging and current payment terms. Balances that are still outstanding after management has used reasonable collection efforts are written off through a charge to the allowance for doubtful accounts. Changes in the allowance for doubtful accounts have not been material to the consolidated financial statements.

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

Property, plant and equipment are recorded at cost, less accumulated depreciation and depletion. Expenditures for additions and improvements that significantly add to the productive capacity or extend the useful life of an asset are capitalized. Repair and maintenance costs that do not substantially expand productive capacity or extend the life of property, plant and equipment are expensed as incurred.

Upon disposal of an asset, the cost and related accumulated depreciation are removed from the Company’s accounts and any gain or loss is included in general and administrative expenses.

Depreciation on property, plant and equipment is computed on a straight-line basis. These estimated useful lives are as follows:

Buildings and improvements	7—40 years
Plant, machinery and equipment	20—40 years
Mobile equipment and barges	15—20 years
Office equipment	3—6 years
Other	2—10 years

Depletion of mineral reserves is calculated over proven and probable reserves by the units of production method on a site-by-site basis.

Property, plant and equipment is tested for impairment at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets. As a result, the property, plant and equipment impairment test may be at a significantly lower level than the level at which goodwill is tested for impairment. The lowest level of largely independent identifiable cash flows is at the cement operations. Assets are assessed for impairment charges when identified for disposition. Projected losses from disposition are recognized in the period in which they become estimable, which may be in advance of the actual disposition.

The Company reviews the carrying value of property, plant and equipment for impairment whenever events or circumstances indicate that the carrying value of an asset may not be recoverable, considering the estimated future cash flows from its use and eventual disposition. Such indicators may include, among others, deterioration in general economic conditions, negative developments in equity and credit markets, adverse changes in the markets in which an entity operates, increases in input costs that have a negative effect on earnings and cash flows or a trend of negative or declining cash flows over multiple periods.

(i)	Accrued Mining Reclamation

The Company’s mining reclamation obligations are based on management’s estimate of future cost requirements to reclaim property at quarry sites. Estimates of these obligations have been developed based on management’s interpretation of current requirements and proposed regulatory changes and are intended to approximate fair value. The obligations were estimated based on reclamation costs at the time of the estimate, inflated until the expected time of payment using an inflation rate of 2.5%, and then discounted back to present value using a risk-free rate on obligations of similar maturity, adjusted to reflect the Company’s credit rating. Changes in the credit-adjusted, risk-free rate do not change recorded liabilities. However, subsequent increases in the recognized obligations are measured using a current credit-adjusted, risk-free rate. Decreases in the recognized obligations are measured at the initial credit-adjusted, risk-free rate.

Significant changes in inflation rates or the amount or timing of future cost estimates typically result in both (1) a current adjustment to the recorded liability (and corresponding adjustment to the asset) and (2) a change in accretion of the liability and depreciation of the asset to be recorded prospectively over the remaining capacity of the unmined quarry.

(j)	Goodwill

Goodwill is the excess of cost over the fair value of net assets of businesses acquired and was $24.1 million as of December 27, 2014 and December 28, 2013. Goodwill is not amortized, but is tested annually for impairment and whenever events or circumstances change that would make it more likely than not that an impairment may have occurred.

The Company performs an annual impairment analysis as of the first day of the fourth quarter of each fiscal year for its one reporting unit. The goodwill impairment test first uses a qualitative approach to determine whether it is more likely than not that the estimated fair value of a reporting unit is less than its carrying amount. If, as a result of the qualitative assessment, it is determined that an impairment is more likely than not, the two-step quantitative impairment test is then performed, otherwise further analysis is not required. The two-step quantitative impairment test compares the fair value of the reporting unit to its carrying value. Management estimates the fair value of the reporting unit primarily based on the discounted projected cash flows of the underlying operations. A number of significant assumptions and estimates are required to forecast operating cash flows, including macroeconomic trends in the private construction and public infrastructure industries, expected success in securing future sales and the appropriate interest rate used to discount the projected cash flows. During the 2014 qualitative review of goodwill, management concluded that it was more likely than not that the estimated fair value of the Company exceeded its carrying value and during the 2013 quantitative review of goodwill, management concluded that the estimated fair value of the reporting unit was substantially in excess of its carrying value, resulting in no indication of impairment. The Company has recorded no goodwill impairment charges to date.

(k)	Income Taxes

Continental Cement and GAR are limited liability companies that pass their tax attributes for federal and state tax purposes to their members and are generally not subject to federal or state income tax.

(l)	Reclassifications

Certain amounts have been reclassified in prior periods to conform to the presentation in the consolidated financial statements as of and for the year ended December 27, 2014.

(2)	Accounts Receivable, net

Accounts receivable, net consisted of the following as of December 27, 2014 and December 28, 2013:

	2014	2013
Trade accounts receivable from unaffiliated entities	$8,366	$6,961
Trade accounts receivable from related parties	1,470	422

Accounts receivable	9,836	7,383
Less: allowance for doubtful accounts	(367)	(30)

Accounts receivable, net	$9,469	$7,353

(3)	Inventories

Inventories consisted of the following as of December 27, 2014 and December 28, 2013:

	2014	2013
Raw materials	$1,099	$972
Work-in-process	1,801	2,623
Finished goods	5,796	6,807

Total inventories	$8,696	$10,402

(4)	Property, Plant and Equipment, net

Property, plant and equipment, net consisted of the following as of December 27, 2014 and December 28, 2013:

	2014	2013
Land (mineral bearing) and asset retirement costs	$32,195	$16,524
Land (non-mineral bearing)	4,605	4,605
Buildings and improvements	40,962	40,795
Plants, machinery and equipment	266,310	247,681
Mobile equipment and barges	8,244	8,060
Office equipment	2,420	1,845
Construction in progress	1,611	23,394
Other	1,721	—

Property, plant and equipment	358,068	342,904
Less accumulated depreciation, depletion and amortization	(50,782)	(36,700)

Property, plant and equipment, net	$307,286	$306,204

The Company completed development of an underground mine in 2014 through which over 200 years of limestone reserves may be accessed. Limestone is a raw material used in the production of cement. The $15.6 million of underground mine development costs included in construction in progress as of December 28, 2013 were included in land (mineral bearing) as of December 27, 2014. Capitalized costs for mine development include costs incurred for site preparation and development of the mine.

Depreciation and depletion expense of property, plant and equipment was $14.8 million, $11.6 million and $10.3 million, for the years ended December 27, 2014, December 28, 2013 and December 31, 2012, respectively.

Property, plant and equipment at December 27, 2014 included $1.7 million of capital leases for certain equipment with accumulated amortization of approximately $22 thousand. The equipment leases generally have terms of less than five years.

Approximately $0.2 million of the future obligations associated with the capital leases are included in accrued expenses and the present value of the remaining capital lease payments is included in other noncurrent liabilities on the consolidated balance sheet.

(5)	Accrued Expenses

Accrued expenses and other liabilities consisted of the following as of December 27, 2014 and December 28, 2013:

	2014	2013
Interest due to Summit Materials	$3,804	$3,848
Interest due to noncontrolling member	—	723
Postretirement benefits other than pensions, current portion	1,041	1,268
Bonus liability	903	884
Payroll, insurance and benefits	911	758
Costs to remove barge from waterway	380	880
Professional fees	70	340
Current portion of capital lease obligations	215	—
Other	3,602	1,296

Total	$10,926	$9,997

(6)	Long-Term Debt

Long-term debt due to Summit Materials, including the current portion of long-term debt, was $154.6 million and
$155.6 million as of December 27, 2014 and December 28, 2013, respectively. Interest costs incurred were $11.1 million in each of the years ended December 27, 2014 and December 28, 2013 and $12.6 million in the year ended December 31, 2012. The interest rate in effect at December 27, 2014 was 3.7%.

The terms of the agreements governing Summit Materials’ debt limit certain transactions of its subsidiaries, including those of the Company, such as its ability to incur additional indebtedness or issue certain preferred shares, pay dividends to noncontrolling members, redeem stock or make other distributions, make certain investments, sell or transfer certain assets, create liens, consolidate, merge, sell or otherwise dispose of all or substantially all of its assets, enter into certain transactions with affiliates.

Continental Cement is named as a guarantor of Summit Materials’ debt, for which it has pledged substantially all of its assets as collateral. Continental Cement provides a joint and several, full and unconditional guarantee of Summit Materials’ debt. Summit Materials is and has been current on all required principal and interest payments. As of December 27, 2014, approximately $94.3 million and $60.3 million of the Company’s long-term debt due to Summit Materials represented the amount of Summit Materials’ debt under a senior secured credit facility and senior notes, respectively, that has been allocated to the Company.

Future maturities of long-term debt due to Summit Materials as of December 27, 2014 are as follows:

2015	1,273
2016	1,018
2017	1,018
2018	764
2019	90,194
Thereafter	60,324

Total	$154,591

(7)	Members’ Interest

Business affairs of the Company are managed by a board of directors (the “Board”) composed of up to seven Directors. As of December 27, 2014 and December 28, 2013, Summit Materials was entitled to appoint four directors to the Board and members representing the noncontrolling interest were entitled to appoint three directors to the Board. Any director may be removed from the Board with or without cause at any time by the directors entitled to appoint such Director. The LLC Agreement provides that resolutions of the Board generally require the consent of at least a majority of the Directors.

Summit Materials indirectly owns 100 Class A Units of Continental Cement, which represent an approximately 70% economic interest in the Company and have a preference in liquidation to the Class B Units. The non-contolling members own 100,000,000 Class B Units, which represent an approximately 30% economic interest.

Continental Cement’s Class A Units include a cumulative distribution preference which requires, to the extent distributions are authorized by its Board of Directors, that Continental Cement Class A Units receive, prior to any distributions to the Class B Unitholders (the “Class B Unitholders”), a priority return of 11% accruing daily and compounding annually on each anniversary of the date of issuance to Class A Unitholders. To the extent the priority return is not made in a given year, the amount of the priority return will increase the liquidation preference of the Class A Units up to an 80% allowable sharing percentage in distributions and liquidation proceeds. Summit Materials indirectly holds all the Class A Units.

The LLC Agreement provides Summit Materials with a call right that allows it to require Continental Cement to call the Class B Units at a strike price that approximates fair value. The call right is exercisable after May 2016 either in anticipation of an initial public offering of Summit Materials or if an initial public offering of Summit Materials has already occurred. The Class B Unitholders also have a put right that allows them to put the Class B Units to Continental Cement at a strike price that approximates fair value. The put right is exercisable prior to May 2016 upon a sale of control of Summit Materials or at any time after May 2016. The LLC Agreement also includes transfer restrictions that prohibit the Class B Unitholders from transferring their units to third parties without the consent of the board of directors of Continental Cement.

Because the Class B Units can be put to Continental Cement in the future based on the passage of time, which can be accelerated upon the occurrence of a contingent event, their interests are classified in temporary equity. The redemption value is based upon the estimated fair value of the Company, which is valued using Level 3 inputs. The Company has elected to accrete changes in the redemption value of the redeemable interest over the period from the date of issuance to the earliest anticipated redemption date of the instrument, which was May 2016 as of December 27, 2014, using an interest method. The accretion is an adjustment to the consolidated retained earnings and increased in the third quarter of 2014 consistent with the redemption value increase to an estimated $65.1 million. During 2014, the Company performed an indirect valuation of the Class B Units. The valuation was based on unobservable, or Level 3, inputs, including an assumption on the timing of settlement and projected cash flows. A significant change in these inputs could result in a material increase, or decrease, in the redemption value of the Class B Units.

Pursuant to the terms of the LLC Agreement, the Class B Unitholders have the right to elect to rollover their interests in Continental Cement in connection with an initial public offering of Summit Materials Holdings, L.P.(“Summit Holdings”), an indirect parent of Summit Materials, or a parent entity of Summit Holdings. In December 2014, Summit Holdings entered into a contribution and purchase agreement with the Class B Unitholders for a value consistent with the redemption value referenced above. Concurrently with the consummation of an initial public offering of Summit Materials, Inc., which will become the direct parent of Summit Holdings upon consummation of the proposed initial public offering, the Class B Unitholders will contribute 28,571,429 of the Class B Units of Continental Cement in exchange for units of Summit Owner Holdco LLC, an entity that as a result of the transactions contemplated by the contribution and purchase agreement, will hold a number of shares of Class A common stock of Summit Materials, Inc. that is equal to 1.469496% of the number of outstanding Summit Holdings LP units immediately prior to giving effect to any LP units issued in connection with an initial public offering and the Class B Unitholders will deliver the remaining 71,428,571 Class B Units of Continental Cement to Summit Holdings in exchange for a payment to be made by Summit Holdings in the amount of $35.0 million in cash and $15.0 million aggregate principal amount of non-interest bearing notes that will be payable in six aggregate annual installments of $2.5 million, beginning on the first anniversary of the closing of the initial public offering.

(8)	Employee Benefit Plans

Deferred Compensation Plan

The Company sponsors an Employee 401(k) Savings Plan for all salaried employees and certain union employees. The plan provides for various required and discretionary Company matches of employees’ eligible compensation contributed to the plan and a discretionary profit sharing contribution as determined by the Company’s Board of Directors. The Company’s contributions to the plan were $0.6 million, $0.5 million and $0.4 million for the years ended December 27, 2014, December 28, 2013 and December 31, 2012, respectively.

Defined Benefit Plans and Other Postretirement Benefits

Continental Cement sponsors two noncontributory defined benefit pension plans for hourly and salaried employees. The plans are closed to new participants and benefits are frozen. Pension benefits for eligible hourly employees are based on a monthly pension factor for each year of credited service. Pension benefits for eligible salaried employees are generally based on years of service and average eligible compensation.

Continental Cement also sponsors unfunded healthcare and life insurance benefits plans for certain eligible retired employees. Effective January 1, 2014, the plan was amended to eliminate all future retiree health and life coverage for employees.

The funded status of the pension and other postretirement benefit plans is recognized in the consolidated balance sheets as the difference between the fair value of plan assets and the benefit obligations. For defined benefit pension plans, the benefit obligation is the projected benefit obligation (“PBO”) and for the healthcare and life insurance benefits plans, the benefit obligation is the accumulated postretirement benefit obligation (“APBO”). The PBO represents the actuarial present value of benefits expected to be paid upon retirement based on estimated future compensation levels. However, since the plans’ participants are not subject to future compensation increases, the plans’ PBO equals the APBO. The APBO represents the actuarial present value of postretirement benefits attributed to employee services already rendered. The fair value of plan assets represents the current market value of assets held by an irrevocable trust fund for the sole benefit of participants. The measurement of the benefit obligations are based on the Company’s estimates and actuarial valuations. These valuations reflect the terms of the plan and use participant-specific information, such as compensation, age and years of service, as well as certain assumptions that require significant judgment, including estimates of discount rates, expected return on plan assets, rate of compensation increases, interest-crediting rates and mortality rates.

The Company uses its fiscal year-end as the measurement date for its defined benefit pension and other postretirement benefit plans.

Obligations and Funded Status—The following information is as of December 27, 2014 and December 28, 2013 and for the years ended December 27, 2014, December 28, 2013 and December 29, 2012:

	2014		2013
	Pension benefits	Healthcare & Life Ins.	Pension benefits	Healthcare & Life Ins.
Change in benefit obligations:
Beginning of period	$25,644	$14,155	$28,674	$15,810
Service cost	75	106	295	236
Interest cost	1,081	493	963	513
Actuarial loss (gain)	3,798	1,992	(2,674)	(1,048)
Special termination benefits	—	—	—	39
Change in plan provision	—	(2,553)	—	—
Benefits paid	(1,689)	(837)	(1,614)	(1,395)

End of period	28,909	13,356	25,644	14,155

Change in fair value of plan assets:
Beginning of period	$19,074	$—	$17,863	$—
Actual return on plan assets	526	—	1,512	—
Employer contributions	961	837	1,313	1,395
Benefits paid	(1,689)	(837)	(1,614)	(1,395)

End of period	18,872	—	19,074	—

Funded status of plans	$(10,037)	$(13,356)	$(6,570)	$(14,155)

Current liabilities	$—	$(1,041)	$—	$(1,268)
Noncurrent liabilities	(10,037)	(12,315)	(6,570)	(12,887)

Liability recognized	$(10,037)	$(13,356)	$(6,570)	$(14,155)

Amounts recognized in accumulated other comprehensive loss:
Net actuarial loss	$9,365	$5,904	$4,831	$4,139
Prior service cost	—	(2,380)	—	(1,346)

Total amount recognized	$9,365	$3,524	$4,831	$2,793

The amount recognized in accumulated other comprehensive income (“AOCI”) is the actuarial loss, which has not yet been recognized in periodic benefit cost. At December 27, 2014, the actuarial loss expected to be amortized from AOCI to periodic benefit cost in 2015 is $0.3 million and $0.1 million for the pension and postretirement obligations.

	2014		2013		2012
	Pension benefits	Healthcare & Life Ins.	Pension benefits	Healthcare & Life Ins.	Pension benefits	Healthcare & Life Ins.
Amounts recognized in other comprehensive loss (income):
Net actuarial gain (loss)	$4,650	$1,992	$(2,838)	$(1,048)	$2,444	$1,597
Prior service cost	—	(2,553)	—	—	—	—
Amortization of prior year service cost	—	174	—	180	—	180
Curtailment benefit	—	1,346	—	—	—	—
Amortization of gain	(117)	(227)	(387)	(314)	(261)	(312)

Total amount recognized	$4,533	$732	$(3,225)	$(1,182)	$2,183	$1,465

Components of net periodic benefit cost:
Service cost	$75	$106	$295	$236	$276	$207
Interest cost	1,081	493	963	513	1,055	585
Amortization of loss	117	227	387	314	261	312
Expected return on plan assets	(1,378)	—	(1,348)	—	(1,300)	(180)
Curtailment benefits	—	(1,346)	—	—	—	—
Special termination benefits	—	—	—	39	—	—
Amortization of prior service credit	—	(174)	—	(180)	—	—

Net periodic benefit cost	$(105)	$(694)	$297	$922	$292	$924

Assumptions—Weighted-average assumptions used to determine the benefit obligations as of year-end 2014 and 2013 are:

	2014		2013
	Pension benefits	Healthcare & Life Ins.	Pension benefits	Healthcare & Life Ins.
Discount rate	3.50% - 3.65%	3.52%	4.21% - 4.46%	4.33%
Expected long-term rate of return on plan assets	7.30%	N/A	7.50%	N/A

Weighted-average assumptions used to determine net periodic benefit cost for the years ended December 27, 2014, December 28, 2013 and December 31, 2012:

	2014		2013		2012
	Pension benefits	Healthcare & Life Ins.	Pension benefits	Healthcare & Life Ins.	Pension benefits	Healthcare & Life Ins.
Discount rate	4.21% - 4.46%	4.33%	3.30% - 3.57%	3.41%	3.89% - 4.07%	4.00%
Expected long-term rate of return on plan assets	7.50%	N/A	7.50%	N/A	7.50%	N/A

The expected long-term return on plan assets is based upon the plans’ consideration of historical and forward-looking returns and the Company’s estimation of what a portfolio, with the target allocation described below, will earn over a long-term horizon. The discount rate is derived using the Citigroup Pension Discount Curve.

Assumed health care cost trend rates are 8% grading to 6% and 9% grading to 7% as of December 27, 2014 and December 28, 2013, respectively. Assumed health care cost trend rates have a significant effect on the amounts reported for the Company’s healthcare and life insurance benefits plans. A one percentage-point change in assumed health care cost trend rates would have the following effects as of December 27, 2014 and December 28, 2013:

	2014		2013
	Increase	Decrease	Increase	Decrease
Total service cost and interest cost components	$39	$(34)	$66	$(55)
APBO	1,333	(1,136)	1,251	(1,073)

Plan Assets—The defined benefit pension plans’ (the “Plans”) investment strategy is to minimize investment risk while generating acceptable returns. The Plans currently invest a relatively high proportion of their assets in fixed income securities, while the remainder is invested in equity securities, cash reserves and precious metals. The equity securities are diversified into funds with growth and value investment strategies. The target allocation for plan assets is as follows: fixed income securities –63%; equity securities – 30%; cash reserves –5%; and precious metals –2%. The Plans’ current investment allocations are within the tolerance of the target allocation.

Fair value determinations are based on the following hierarchy, which prioritizes the inputs used to measure fair value:

•	Level 1—Quoted prices in active markets for identical assets and liabilities

•	Level 2—Observable inputs, other than quoted prices, for similar assets or liabilities in active markets

•	Level 3—Unobservable inputs, which includes the use of valuation models

The Company had no Level 3 investments as of or during the years ended December 27, 2014 and December 28, 2013.

At December 27, 2014 and December 28, 2013, the Plans’ assets were invested predominantly in publicly traded fixed-income securities and equities, but may invest in other asset classes in the future subject to the parameters of the investment policy. The Plans’ investments in fixed-income assets include U.S. Treasury and U.S. agency securities and corporate bonds. The Plans’ investments in equities include U.S. and international securities and equity funds. The Company estimates the fair value of the Plans’ assets using various valuation techniques and, to the extent available, quoted market prices in active markets or observable market inputs. The descriptions and fair value methodologies for the Plans’ assets are as follows:

Fixed Income Securities – Corporate and government bonds are classified as Level 2 assets, as they are either valued at quoted market prices from observable pricing sources at the reporting date or valued based upon comparable securities with similar yields and credit ratings.

Equity Securities — Equity securities are valued at the closing market price reported on a U.S. exchange where the security is actively traded and are therefore classified as Level 1 assets.

Cash - The carrying amounts of cash approximate fair value due to the short-term maturity.

Precious Metals — Precious metals are valued at the closing market price reported on a U.S. exchange where the security is actively traded and are therefore classified as Level 1 assets.

The fair value of the Plans’ assets by asset class and fair value hierarchy level as of December 27, 2014 and December 28, 2013 were as follows:

	2014
	Total fair value	Quoted prices in active markets for identical assets (Level 1)	Observable inputs (Level 2)
Fixed income securities:
Intermediate - government	$1,468	$—	$1,468
Intermediate - corporate	3,342	—	3,342
Short-term - government	2,435	—	2,435
Short-term - corporate	3,700	—	3,700
Equity securities:
U.S. Large cap value	1,180	1,180	—
U.S. Large cap growth	1,173	1,173	—
U.S. Mid cap value	590	590	—
U.S. Mid cap growth	598	598	—
U.S. Small cap value	597	597	—
U.S. Small cap growth	611	611	—
International	1,098	1,098	—
Cash	1,712	1,712	—
Precious metals	368	368	—

Total	$18,872	$7,927	$10,945

	2013
	Total fair value	Quoted prices in active markets for identical assets (Level 1)	Observable inputs (Level 2)
Fixed income securities:
Intermediate - government	$1,647	$—	$1,647
Intermediate - corporate	3,138	—	3,138
Short-term - government	2,168	—	2,168
Short-term - corporate	4,040	—	4,040
Equity securities:
U.S. Large cap value	1,221	1,221	—
U.S. Large cap growth	1,536	1,536	—
U.S. Mid cap value	600	600	—
U.S. Mid cap growth	603	603	—
U.S. Small cap value	610	610	—
U.S. Small cap growth	599	599	—
International	889	889	—
Cash	1,665	1,665	—
Precious metals	358	358	—

Total	$19,074	$8,081	$10,993

Cash Flows - The Company expects to contribute approximately $1.1 million to its pension plans and $1.0 million to its healthcare and life insurance benefits plans in 2015.

The estimated benefit payments for each of the next five years and the five-year period thereafter are as follows:

	Pension benefits	Healthcare and Life Insurance Benefits
2015	$1,715	$1,041
2016	1,743	1,015
2017	1,740	893
2018	1,773	893
2019	1,777	823
2020 - 2024	8,524	3,912

Total	$17,272	$8,577

(9)	Commitments and Contingencies

Litigation and Claims

The Company is party to certain legal actions arising from the ordinary course of business activities. In the opinion of management, these actions are without merit or that the ultimate disposition, if any, resulting from them will not have a material effect on the Company’s financial position, results of operations or liquidity. The Company’s policy is to record legal fees as incurred.

In February 2011, the Company incurred a property loss related to a sunken barge with cement product aboard. As of December 27, 2014 and December 28, 2013, the Company had a $0.4 million and $0.9 million, respectively, accrual for the estimated remaining costs to remove the barge.

Environmental Remediation

The Company’s manufacturing operations are subject to and affected by Federal, state and local laws and regulations relating to the environment, health and safety and other regulatory matters. These operations require environmental operating permits, which are subject to modification, renewal and revocation. The Company regularly monitors and reviews its operations, procedures and policies for compliance with these laws and regulations. Despite these compliance efforts, risk of environmental liability is inherent in the operation of Continental Cement’s business, as it is with other companies engaged in similar businesses and there can be no assurance that environmental liabilities will not have a material adverse effect on the Company in the future.

Other

The Company is obligated under various firm purchase commitments for certain raw materials and services that are in the ordinary course of business. Management does not expect any significant changes in the market value of these goods and services during the commitment period that would have a material adverse effect on the financial position, results of operations, and cash flows of the Company. The terms of the purchase commitments are generally less than one year.

(10)	Related-Party Transactions

Cement sales to companies owned by certain noncontrolling members of Continental Cement were approximately $14.3 million, $12.7 million and $12.5 million during the years ended December 27, 2014, December 28, 2013 and December 31, 2012, respectively, and accounts receivables due from these parties were approximately $1.2 million and $0.2 million as of December 27, 2014 and December 28, 2013, respectively.

Cement sales to a subsidiary of Summit Materials were approximately $4.5 million, $4.5 million and $3.8 million for the years ended December 27, 2014, December 28, 2013 and December 31, 2012, respectively, and accounts receivable due from this party was approximately $0.3 million and $0.2 million as of December 27, 2014 and December 28, 2013, respectively.

As of December 28, 2013, the Company had accrued interest payments of $0.7 million, respectively, due to a certain noncontrolling member for a related-party note, which was paid in 2014. The principal balance on the note was repaid in January 2012.

The Company purchased equipment from a certain noncontrolling member for approximately $2.3 million in 2011, which was paid for in 2012.

(11)	Leasing Arrangements

Rent expense incurred, including short term rentals, primarily related to land and equipment, was $0.4 million in each of the years ended December 27, 2014 and December 28, 2013 and $0.5 million in the year ended December 31, 2012.

Minimum rental commitments under long-term operating and capital leases as of December 27, 2014, are as follows:

	Operating Leases	Capital Leases
2015	$132	$334
2016	115	328
2017	79	328
2018	76	328
2019	73	328

(12)	Supplementary Data (Unaudited)

Supplemental financial information (unaudited) by quarter was as follows for the years ended December 27, 2014 and December 28, 2013:

	2014				2013
(in thousands)	4Q	3Q	2Q	1Q	4Q	3Q	2Q	1Q
Revenues	$29,446	$38,168	$31,822	$10,628	$22,509	$34,155	$27,224	$12,361
Operating income (loss)	8,876	6,920	9,201	(5,291)	9,259	10,965	9,053	(8,449)
Net income (loss)	$6,034	$3,964	$6,180	$(8,153)	$6,668	$8,157	$6,272	$(11,232)

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES.

DISCLOSURE CONTROLS AND PROCEDURES

The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company’s reports under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s principal executive officer and the Company’s principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives. The Company’s management, with the participation of the Company’s principal executive officer and principal financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 27, 2014. Based upon that evaluation, the Company’s principal executive officer and principal financial officer concluded that, as of December 27, 2014, the Company’s disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

INTERNAL CONTROL OVER FINANCIAL REPORTING

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting includes maintaining records that in reasonable detail accurately and fairly reflect our transactions; providing reasonable assurance that transactions are recorded as necessary for preparation of our financial statements; in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and providing reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected.

With the participation of Company’s principal executive officer and principal financial officer, management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 27, 2014 based on the Internal Control–Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 27, 2014. There was no change in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company’s last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

This annual report does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the Securities and Exchange Commission applicable to “non-accelerated filers”.

ITEM 9B.	OTHER INFORMATION.

Pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012, which added Section 13(r) of the Exchange Act, the Company hereby incorporates by reference herein Exhibit 99.1 of this report, which includes disclosures publicly filed and/or provided to The Blackstone Group L.P., an affiliate of certain investment funds that indirectly own a majority of the equity interests of the Company, by Travelport Limited and Travelport Worldwide Limited, which may be considered the Company’s affiliates.

The Company is not presently aware that it or its subsidiary has knowingly engaged in any transaction or dealing reportable under Section 13(r) of the Exchange Act during the year ended December 27, 2014.

PART III

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The audit committee of the board of directors of the general partner of Summit Materials Holdings L.P., the indirect parent company of Summit Materials, pre-approves audit and tax services performed for Summit Materials and its subsidiaries, including those performed for Continental Cement. The table below summarizes the fees allocated to Continental Cement from the aggregate fees paid to KPMG LLP by Summit Materials in 2014 and 2013, which were all preapproved by the audit committee of the general partner of Summit Materials Holdings L.P. A description of these various fees and services follows the table.

(in thousands)	2014	2013
Audit Fees	$574	$547
Tax Fees	196	225

Total	$770	$772

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

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

1.	Financial statements:

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

3.	Exhibits:

3.1	Certificate of Formation of Continental Cement Company, L.L.C., as amended (incorporated by reference from Exhibit 3.7 of the registrant’s Registration Statement on Form S-4, filed March 27, 2013 (File No. 333-187556-38)).

3.2	Amended and Restated Limited Liability Company Agreement of Continental Cement Company, L.L.C. (incorporated by reference to Exhibit 3.8 of the registrant’s Registration Statement on Form S-4, filed March 27, 2013 (File No. 333-187556-38)).

3.3	First Amendment to Amended and Restated Limited Liability Company Agreement of Continental Cement Company, L.L.C. (incorporated by reference to Exhibit 3.9 of the registrant’s Registration Statement on Form S-4, filed March 27, 2013 (File No. 333-187556-38)).

4.1	Indenture, dated as of January 30, 2012, among Summit Materials, LLC, Summit Materials Finance Corp., the guarantors named therein and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.1 of the registrant’s Registration Statement on Form S-4, filed March 27, 2013 (File No. 333-187556)).

4.2	First Supplemental Indenture, dated as of March 13, 2012, among Norris Quarries, LLC and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.2 of the registrant’s Registration Statement on Form S-4, filed March 27, 2013 (File No. 333-187556)).

4.3	Second Supplemental Indenture, dated as of January 17, 2014, among Summit Materials, LLC, Summit Materials Finance Corp., the guarantors named therein and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.4 filed with the registrant’s Current Report on Form 8-K, filed January 23, 2014 (File No. 333-187556)).

4.4	Third Supplemental Indenture, dated as of February 21, 2014, among Alcomat, LLC, Alleyton Resource Company, LLC, Alleyton Services Company, LLC and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.4 filed with the registrant’s Annual Report on Form 10-K, filed March 7, 2014 (File No. 333-187556)).

4.5	Fourth Supplemental Indenture, dated as of July 30, 2014, among Buckhorn Materials, LLC and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.1 filed with the registrant’s Quarterly Report on Form 10-Q, filed August 6, 2014 (File No. 333-187556)).

4.6	Fifth Supplemental Indenture, dated as of September 2, 2014, among Troy Vines, Incorporated, Summit Materials International, LLC and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.3 filed with the registrant’s Current Report on Form 8-K, filed September 9, 2014 (File No. 333-187556).

4.7	Sixth Supplemental Indenture, dated as of September 8, 2014, among Summit Materials, LLC, Summit Materials Finance Corp., the guarantors named therein and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.4 filed with the registrant’s Current Report on Form 8-K, filed September 9, 2014 (File No. 333-187556).

4.8	Seventh Supplemental Indenture, dated as of November 19, 2014, among Southwest Ready Mix, LLC, Concrete Supply of Topeka, Inc., Penny’s Concrete and Ready Mix, L.L.C. and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.8 filed with Summit Materials, Inc.’s Registration Statement on Form S-1/A, filed on January 9, 2015 (File No. 333-201058)).

4.9	Eighth Supplemental Indenture, dated as of December 22, 2014, between Colorado County Sand & Gravel Co., L.L.C. and Wilmington Trust, National Association, as trustee (incorporated by reference to Exhibit 4.9 filed with Summit Materials, Inc.’s Registration Statement on Form S-1/A, filed on January 9, 2015 (File No. 333-201058)).

4.10	Form of 10 1⁄2% Senior Note due 2020 (included in Exhibit 4.1).

4.11	Registration Rights Agreement, dated as of January 17, 2014, among Summit Materials, LLC, Summit Materials Finance Corp., the guarantors named therein, Merrill Lynch, Pierce, Fenner & Smith Incorporated and the several other initial purchasers (incorporated by reference to Exhibit 4.5 filed with the registrant’s Current Report on
Form 8-K, filed January 23, 2014 (File No. 333-187556)).

4.12	Registration Rights Agreement, dated as of September 8, 2014, among Summit Materials, LLC, Summit Materials Finance Corp., the guarantors named therein, Merrill Lynch, Pierce, Fenner & Smith Incorporated and the several other initial purchasers (incorporated by reference to Exhibit 4.5 filed with the registrant’s Current Report on
Form 8-K, filed September 9, 2014 (File No. 333-187556)).

10.1	Credit Agreement, dated as of January 30, 2012, by and among Summit Materials, LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated and Citigroup Global Markets Inc., as joint lead arrangers, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Citigroup Global Markets Inc., UBS Securities LLC, Barclays Capital, Credit Suisse Securities (USA) LLC and Deutsche Bank Securities Inc., as joint bookrunners, Bank of America, N.A., as administrative agent, collateral agent and swing line lender, Bank of America, N.A., as letter of credit issuer, and Citigroup Global Markets Inc., as syndication agent (incorporated by reference to Exhibit 10.1 of Amendment No. 1 to the registrant’s Registration Statement on Form S-4, filed May 3, 2013 (File No. 333-187556)).

10.2	Amendment No. 1, dated as of February 5, 2013, to the Credit Agreement, dated as of January 30, 2012, by and among Summit Materials, LLC, Bank of America, N.A. as sole lead arranger, and Bank of America, N.A. and Citigroup Global Markets Inc., as joint bookrunners (incorporated by reference to Exhibit 10.2 of the registrant’s Registration Statement on Form S-4, filed March 27, 2013 (File No. 333-187556)).

10.3	Amendment No. 2, dated as of January 16, 2014, to the Credit Agreement, dated as of January 30, 2012, by and among Summit Materials, LLC, the guarantors party thereto, Bank of America, N.A., as administrative agent, collateral agent, L/C issuer and swing line lender and the other parties thereto (incorporated by reference to
Exhibit 10.1 filed with the registrant’s Current Report on Form 8-K, filed January 23, 2014 (File No. 333-187556)).

10.4	Tranche A Revolving Credit Commitment Conversion Agreement, dated as of February 11, 2013, under the Credit Agreement, dated as of January 30, 2012, among Summit Materials, LLC, the guarantors party thereto, the several banks and other financial institutions or entities from time to time parties to the Credit Agreement, Bank of America, N.A., as administrative agent, collateral agent, L/C issuer and swing line lender and the other parties thereto (incorporated by reference to Exhibit 10.3 of the registrant’s Registration Statement on Form S-4, filed March 27, 2013 (File No. 333-187556)).

10.5	Security Agreement, dated as of January 30, 2012, by and among the grantors identified therein and Bank of America, N.A., as collateral agent (incorporated by reference to Exhibit 10.4 of the registrant’s Registration Statement on
Form S-4, filed March 27, 2013 (File No. 333-187556)).

10.6	Contribution and Purchase Agreement, dated December 18, 2014, between Summit Materials, Inc., Summit Materials Holdings L.P., Summit Materials Holdings GP, Ltd., and Summit Owner Holdco LLC, and Missouri Materials Company, L.L.C., J&J Midwest Group, L.L.C., R. Michael Johnson Family Limited Liability Company, and Thomas A. Beck Family, LLC, and Continental Cement Company, L.L.C. (incorporated by reference to Exhibit 10.27 filed with Summit Materials, Inc.’s Registration Statement on Form S-1/A, filed on January 9, 2015 (File No. 333-201058)).

21.1*	Subsidiary of Continental Cement Company, L.L.C

31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

95.1*	Mine Safety Disclosures.

99.1*	Section 13(r) Disclosure.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith
**	Furnished herewith
+	Indicates management or compensating plan or arrangement

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

CONTINENTAL CEMENT COMPANY, L.L.C.

Date: February 23, 2015	By:	/s/ Thomas Beck
Thomas Beck
President

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons in the capacities indicated on the 23rd day of February 2015.

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