Form 10-Q
period 2015-03-28
Continental Cement Company, L.L.C.
filed 2015-05-05
CIK 1571274

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 28, 2015

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

As of May 5, 2015, all of the registrant’s outstanding limited liability company interests were held by Summit Materials Holdings II, LLC.

Continental Cement Company, L.L.C. meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form 10-Q with reduced disclosure.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q (this “report”) includes “forward-looking statements” within the meaning of the federal securities laws, which involve risks and uncertainties. Forward-looking statements include all statements that do not relate solely to historical or current facts, and you can identify forward-looking statements because they contain words such as “believes,” “expects,” “may,” “will,” “should,” “seeks,” “intends,” “trends,” “plans,” “estimates,” “projects” or “anticipates” or similar expressions that concern our strategy, plans, expectations or intentions. All statements made relating to our estimated and projected earnings, margins, costs, expenditures, cash flows, growth rates and financial results are forward-looking statements. These forward-looking statements are subject to risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from future results, performance or achievements expressed or implied by such forward-looking statements. We derive many of our forward-looking statements from our operating budgets and forecasts, which are based upon many detailed assumptions. While we believe that our assumptions are reasonable, it is very difficult to predict the effect of known factors, and it is impossible to anticipate all factors that could affect our actual results.

In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by us or any other person that the results or conditions described in such statements or our objectives and plans will be realized. Important factors could affect our results and could cause results to differ materially from those expressed in our forward-looking statements, including but not limited to the factors discussed in the section entitled “Risk Factors” in Continental Cement, L.L.C.’s Annual Report on Form 10-K for the fiscal year ended December 27, 2014 (“Form 10-K”), as filed with the Securities and Exchange Commission (the “SEC”).

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

As used in this report, unless otherwise noted or the context otherwise requires, references to “Continental Cement,” “Company,” “we,” “us,” and “our” are to Continental Cement Company, L.L.C., a Delaware limited liability company, and its subsidiary; and references to “Summit Materials” are to Summit Materials, LLC and not to its subsidiaries. Continental Cement is a wholly owned indirect subsidiary of Summit Materials.

CONTINENTAL CEMENT COMPANY, L.L.C.

FORM  10-Q

PART I—FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

CONTINENTAL CEMENT COMPANY, L.L.C. AND SUBSIDIARY

Consolidated Balance Sheets

(In thousands, except unit amounts)

	March 28, 2015	December 27, 2014
	(unaudited)	(audited)
Assets
Current assets:
Cash	$2	$2
Accounts receivable, net	6,546	9,469
Due from Summit Materials	—	4,095
Inventories	13,573	8,696
Other current assets	478	509

Total current assets	20,599	22,771
Property, plant and equipment, less accumulated depreciation and depletion (March 28, 2015 – $55,060 and December 27, 2014 – $50,782)	308,461	307,286
Goodwill	24,096	24,096
Other assets	13,812	14,607

Total assets	$366,968	$368,760

Liabilities, Redeemable Members’ Interest and Member’s Interest
Current liabilities:
Current portion of long-term debt due to Summit Materials	$1,273	$1,273
Accounts payable	11,328	7,599
Accrued expenses	7,155	10,926
Due to Summit Materials	8,281	—

Total current liabilities	28,037	19,798
Long-term debt due to Summit Materials	153,063	153,318
Pension and post-retirement benefit obligations	22,227	22,352
Other noncurrent liabilities	2,406	2,435

Total liabilities	205,733	197,903

Commitments and contingencies (see note 6)
Redeemable members’ interest (100,000,000 Class B units issued and authorized as of December 27, 2014)	—	34,543
Member’s interest:
Member’s equity (100 Class A units issued and authorized as of March 28, 2015 and December 27, 2014 and 100,000,000 Class B units issued and outstanding as of March 28, 2015)	199,600	135,242
(Accumulated deficit) retained earnings	(25,476)	13,961
Accumulated other comprehensive loss	(12,889)	(12,889)

Total member’s interest	161,235	136,314

Total liabilities, redeemable members’ interest and member’s interest	$366,968	$368,760

See notes to unaudited consolidated financial statements.

CONTINENTAL CEMENT COMPANY, L.L.C. AND SUBSIDIARY

Unaudited Consolidated Statements of Operations

(In thousands)

	Three Months Ended
	March 28, 2015	March 29, 2014
Revenue:
Revenue from third parties:
Product	$8,439	$5,555
Service	3,975	2,921
Revenue from related parties:
Product	3,380	2,152

Total revenue	15,794	10,628

Cost of revenue (excluding items shown separately below):
Product	14,847	8,402
Service	2,524	2,500

Total cost of revenue	17,371	10,902
General and administrative expenses	2,092	1,816
Depreciation, depletion, amortization and accretion	3,414	3,201

Operating loss	(7,083)	(5,291)
Other income, net	—	(5)
Interest expense	2,795	2,867

Net loss	$(9,878)	$(8,153)

See notes to unaudited consolidated financial statements.

CONTINENTAL CEMENT COMPANY, L.L.C. AND SUBSIDIARY

Unaudited Consolidated Statements of Comprehensive Loss

(In thousands)

	Three Months Ended
	March 28, 2015	March 29, 2014
Net loss	$(9,878)	$(8,153)
Other comprehensive (loss) income:
Postretirement curtailment adjustment	—	(1,346)
Postretirement liability adjustment	—	2,164

Other comprehensive income	—	818

Comprehensive loss	$(9,878)	$(7,335)

See notes to unaudited consolidated financial statements.

CONTINENTAL CEMENT COMPANY, L.L.C. AND SUBSIDIARY

Unaudited Consolidated Statements of Cash Flows

(In thousands)

	Three Months Ended
	March 28, 2015	March 29, 2014
Cash flows from operating activities:
Net loss	$(9,878)	$(8,153)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation, depletion, amortization and accretion	3,414	3,201
Other	387	50
Decrease (increase) in operating assets:
Accounts receivable, net	2,659	(766)
Inventories	(3,869)	(4,127)
Other current assets	31	80
Other assets	898	208
Increase (decrease) in operating liabilities:
Accounts payable	2,531	1,002
Accrued expenses	(1,679)	(3,565)
Other liabilities	(125)	(1,619)

Net cash used in operating activities	(5,631)	(13,689)

Cash flows from investing activities:
Purchase of property, plant and equipment	(4,013)	(6,492)
Other	(310)	48

Net cash used for investing activities	(4,323)	(6,444)

Cash flows from financing activities:
Principal payments on long-term debt	(306)	(255)
Book overdraft	(2,098)	(28)
Net borrowings from Summit Materials	12,358	20,412

Net cash provided by financing activities	9,954	20,129

Net decrease in cash	—	(4)
Cash – beginning of period	2	9

Cash – end of period	$2	$5

Supplemental disclosures of cash flow information
Cash interest paid during the period	$4,430	$4,520

Non-cash financing activities:
Contribution of members’ interest	$64,102	$—

See notes to unaudited consolidated financial statements.

CONTINENTAL CEMENT COMPANY, L.L.C. AND SUBSIDIARY

Unaudited Consolidated Statements of Changes in Redeemable Members’ Interest and Member’s Interest

(In thousands)

	Member’s equity	(Accumulated deficit) retained earnings	Accumulated other comprehensive loss	Total member’s interest	Redeemable members’ interest
Balance – December 27, 2014	$135,242	$13,961	$(12,889)	$136,314	$34,543
Accretion	—	(29,559)	—	(29,559)	29,559
Contribution of members’ interest	64,102	—	—	64,102	(64,102)
Net loss	—	(9,878)	—	(9,878)	—
Share-based compensation	256	—	—	256	—

Balance – March 28, 2015	$199,600	$(25,476)	$(12,889)	$161,235	$—

Balance – December 28, 2013	$135,180	$17,029	$(7,624)	$144,585	$23,450
Accretion	—	(150)	—	(150)	150
Net loss	—	(8,153)	—	(8,153)	—
Other comprehensive income	—	—	818	818	—
Share-based compensation	16	—	—	16	—

Balance – March 29, 2014	$135,196	$8,726	$(6,806)	$137,116	$23,600

See notes to unaudited consolidated financial statements.

CONTINENTAL CEMENT COMPANY, L.L.C. AND SUBSIDIARY

Notes to Unaudited Consolidated Financial Statements

(Tables in thousands)

(1)	Summary of Organization and Significant Accounting Policies

Continental Cement Company, L.L.C. (“Continental Cement”) (together with its subsidiary, the “Company”) produces portland cement at its plant located in Hannibal, Missouri. Cement distribution terminals are maintained in Hannibal and St. Louis, Missouri and Bettendorf, Iowa. The Company’s primary customers are ready-mixed concrete and concrete products producers and contractors located in the Midwestern United States.

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

Continental Cement, a Delaware limited liability company, is governed by an amended and restated limited liability company agreement, as amended (the “LLC Agreement”). On April 7, 2015, the LLC Agreement was amended to reflect the fact that the Company had become a wholly owned indirect subsidiary of Summit Materials, LLC (“Summit Materials”). The amendment and restatement of the LLC Agreement, among other things, resulted in the dissolution of the board of directors of the Company, as the Company is now a member-managed limited liability company managed by its sole member, Summit Materials Holdings II, LLC, a wholly owned subsidiary of Summit Materials.

Basis of Presentation – These unaudited consolidated financial statements were prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures typically included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. These unaudited consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto as of and for the year ended December 27, 2014. The Company continues to follow the accounting policies set forth in those consolidated financial statements.

Management believes that these consolidated interim financial statements include all adjustments, normal and recurring in nature, that are necessary to present fairly the financial position of the Company as of March 28, 2015 and the results of operations and cash flows for the three months ended March 28, 2015 and March 29, 2014.

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

Approximately 15% and 21% of cement sales in the three months ended March 28, 2015 and March 29, 2014, respectively, were made to a group of companies with shared ownership, which was a former noncontrolling member of the Company. As of March 28, 2015 and December 27, 2014, the accounts receivable due from these parties was $0.6 and $1.2 million, respectively. Company has historically had no collection issues with these customers, and management expects full collection on all outstanding accounts receivable due from these customers.

Redeemable Members’ Interest— On March 17, 2015, pursuant to a Contribution and Purchase Agreement, dated December 18, 2014, among Continental Cement Company, Summit Materials, Inc. (“Summit Inc.), which became the Company’s indirect parent entity upon the consummation of its initial public offering on March 17, 2015, Summit Materials Holdings L.P. (“Summit Holdings”), an existing indirect parent entity of the Company, Summit Owner Holdco LLC (“Summit Owner Holdco”), a newly-formed limited liability company and equityholder of Summit Inc., Summit Materials Holdings GP, Ltd., an equityholder of Summit Owner Holdco, and Missouri Materials Company, L.L.C., J & J Midwest Group, L.L.C., R. Michael Johnson Family Limited Liability Company and Thomas A. Beck Family, LLC, each a minority owner of the Company, the Company became a wholly-owned indirect subsidiary of Summit Holdings. The noncontrolling interests of Continental Cement were acquired by Summit Inc., and ultimately contributed to Summit Materials Holdings II, LLC resulting in the Company being a wholly-owned indirect subsidiary of Summit Materials, for aggregate consideration of $64.0 million, consisting of $35.0 million of cash, 1,029,183 shares of Summit Inc. Class A common stock and $15.0 million aggregate principal amount of non-interest bearing notes payable in six annual installments of $2.5 million, beginning on March 17, 2016. The notes payable are a liability of Summit Holdings and are therefore excluded from the Company’s liabilities.

New Accounting Standards — In April 2015, the FASB issued a new accounting standard, Accounting Standard Update (“ASU”) 2015-04, Practical Expedient for the Measurement Date of an Employer’s Defined Benefit Obligation and Plan Assets, which gives an employer whose fiscal year-end does not coincide with a calendar month-end (e.g., an entity that has a 52- or 53-week fiscal year) the ability, as a practical expedient, to measure defined benefit retirement obligations and related plan assets as of the month-end that is closest to its fiscal year-end. The ASU is effective for public business entities for financial statements issued for fiscal years beginning after December 31, 2015, and interim periods within those fiscal years. Early application is permitted, and the ASU should be applied prospectively. The Company does not expect the adoption of the ASU to have a material effect on its financial position or results of operations.

In May 2014, the FASB issued a new accounting standard to improve and converge the financial reporting requirements for revenue from contracts with customers. ASU No. 2014-09, Revenue from Contracts with Customers, prescribes a five-step model for revenue recognition that will replace most existing revenue recognition guidance in U.S. GAAP. The ASU will supersede nearly all existing revenue recognition guidance under U.S. GAAP and provides that an entity recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This update also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments, and assets recognized from costs incurred to obtain or fulfill a contract. ASU No. 2014-09 allows for either full retrospective or modified retrospective adoption and will become effective for the Company in the first quarter of 2017. Early adoption is prohibited. Management is currently assessing the effect that the adoption of this standard will have on the consolidated financial statements.

(2)	Accounts Receivable, net

Accounts receivable, net consisted of the following as of March 28, 2015 and December 27, 2014:

	March 28, 2015	December 27, 2014
Trade accounts receivable from unaffiliated entities	$6,623	$8,366
Trade accounts receivable from related parties	—	1,470

Accounts receivable	6,623	9,836
Less: allowance for doubtful accounts	(77)	(367)

Accounts receivable, net	$6,546	$9,469

(3)	Inventories

Inventories consisted of the following as of March 28, 2015 and December 27, 2014:

	March 28, 2015	December 27, 2014
Raw materials	$1,311	$1,099
Work-in-process	2,065	1,801
Finished goods	10,197	5,796

Total inventories	$13,573	$8,696

(4)	Accrued Expenses

Accrued expenses consisted of the following as of March 28, 2015 and December 27, 2014:

	March 28, 2015	December 27, 2014
Interest due to Summit Materials	$2,170	$3,804
Postretirement benefits other than pensions, current portion	1,041	1,041
Bonus liability	379	903
Payroll, insurance and benefits	745	911
Costs to remove barge from waterway	380	380
Professional fees	188	70
Current portion of capital lease obligations	219	215
Other	2,033	3,602

Total	$7,155	$10,926

(5)	Long-Term Debt

Long-term debt due to Summit Materials, including the current portion of long-term debt, was $154.3 million and $154.6 million as of March 28, 2015 and December 27, 2014, respectively. Interest costs incurred on the long-term debt were $2.7 million and $2.8 million for the three months ended March 28, 2015 and March 29, 2014, respectively.

Continental Cement is named as a guarantor of Summit Materials’ debt, for which Continental Cement pledged substantially all of its assets as collateral. Continental Cement provides a joint and several, full and unconditional guarantee of borrowings under Summit Materials’ senior secured credit facilities (“Credit Facilities”). As of March 28, 2015 and December 27, 2014, Summit Materials’ debt included $625 million of senior notes due January 31, 2020 (“Senior Notes”) and $414.6 million and $415.7 million, respectively, of borrowings under the Credit Facilities. The Credit Facilities are currently composed of $422.0 million in term loans that mature January 30, 2019 and a $235.0 million revolving credit facility that matures March 11, 2020.

Summit Materials is and has been current on all required principal and interest payments. As of March 28, 2015, approximately $94.0 million and $60.3 million of the Company’s long-term debt due to Summit Materials represented the amount that has been allocated to the Company under the Credit Facilities and Senior Notes, respectively, compared to $94.3 million and $60.3 million, respectively, as of December 27, 2014. The terms of Summit Materials’ debt limit certain transactions of its subsidiaries, including those of Continental Cement. Continental Cement’s ability to incur additional indebtedness or issue certain preferred shares, pay dividends to the noncontrolling members, redeem stock or make other distributions, make certain investments, sell or transfer certain assets, create liens, consolidate, merge, sell or otherwise dispose of all or substantially all of its assets or enter into certain transactions with affiliates are limited by the terms of Summit Materials’ debt agreements.

In addition to the long-term debt due to Summit Materials, the Company participates in Summit Materials’ centralized treasury function, through which excess funds are swept to and shortfalls are funded by Summit Materials. The interest rate in effect on these transactions with Summit Materials was 3.7% at March 28, 2015.

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

Litigation and Claims – In February 2011, the Company incurred a property loss related to a sunken barge with cement product aboard. As of March 28, 2015 and December 27, 2014, the Company had a $0.4 million accrual for the estimated remaining costs to remove the barge.

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

Cement sales to companies owned by a former non-controlling member of Continental Cement during the period between December 28, 2014 and March 11, 2015 and the three months ended March 29, 2014, were approximately $1.4 million and $1.7 million, respectively, and accounts receivables due from this party was approximately $1.2 million as of December 27, 2014.

Cement sales to subsidiaries of Summit Materials were approximately $2.0 million and $0.5 million for the three months ended March 28, 2015 and March 29, 2014, respectively. Accounts receivables due from these parties was immaterial as of December 27, 2014.

(8)	Subsequent Events

On April 16, 2015, the Company, Summit Materials, Summit Holdings and Lafarge North America Inc. (“Lafarge”) entered into an Asset Purchase Agreement (the “Davenport Purchase Agreement”). If the conditions in the Davenport Purchase Agreement are met and the parties proceed to closing, at closing, the Company will acquire certain assets (the “Davenport Assets”) from Lafarge, including a cement plant, a quarry and seven cement distribution terminals (the “Davenport Acquisition”).

The Davenport Purchase Agreement contains customary representations, warranties, covenants, and termination rights. The consummation of the Davenport Acquisition is subject to customary conditions, including absence of a material adverse effect on the Davenport Assets. The consummation of the Davenport Acquisition is also subject to the conditions that (i) the Federal Trade Commission shall have accepted for public comment an Agreement Containing Order that, if issued as a final order, would require Lafarge to divest the Transferred Business (as defined in the Davenport Purchase Agreement) to the Company, (ii) the merger of Lafarge’s parent company, Lafarge S.A., with Holcim Ltd. shall have been consummated, and (iii) the conditions in the Bettendorf Purchase Agreement (as defined below) shall have been satisfied or waived. The aggregate purchase price for the Davenport Acquisition is expected to be approximately $450 million in cash, subject to certain adjustments as set forth in the Davenport Purchase Agreement, plus the Bettendorf Assets (as defined below). The Company expects to fund the purchase price with debt issued by Summit Materials and equity issued by Summit Inc. The transaction is expected to close in the third quarter of 2015. There can be no assurance that the Davenport Acquisition will be completed in the anticipated time frame, or at all, or that the anticipated benefits of the Davenport Acquisition will be realized.

In connection with the entry into the Davenport Agreement, the Company, Summit Materials, Summit Holdings and Lafarge entered into an Asset Purchase Agreement (the “Bettendorf Purchase Agreement”). If the conditions in the Bettendorf Purchase Agreement are met and the parties proceed to closing, at closing, the Company will convey certain assets to Lafarge, including a cement distribution terminal (the “Bettendorf Assets”) as partial consideration for the sale of the Davenport Assets pursuant to the Davenport Purchase Agreement (the “Bettendorf Acquisition”).

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

Continental Cement’s products serve a variety of end uses in its market, including residential, non-residential, agricultural and public infrastructure projects and are used in most forms of construction activities. Continental Cement believes exposure to various end use markets and geographic markets in the Midwestern United States affords greater stability through economic cycles and positions it to capitalize on upside opportunities when recoveries in residential and non-residential construction occur. Continental Cement believes it is a top 25 producer of cement in the United States by volume and the primary supplier within its local market.

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

In addition to federal funding, highway construction and maintenance funding is available through state, county and local agencies. The Company generated approximately 58% of its revenue in Missouri in the first three months of 2015. Missouri’s annual construction funding committed to essential road and bridge programs is approximately $700.0 million. The state’s transportation funds are constitutionally protected and therefore may only be spent on transportation projects.

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

Results of Operations

The following discussion of Continental Cement’s results of operations is focused on the material financial measures management uses to evaluate the performance of its business. Operating income and margins are discussed in terms of changes in volume, pricing and customer mix. Continental Cement’s product revenue reflects cement sales and its service revenue is from the acceptance of waste fuels.

Non-GAAP Performance Measures

Continental Cement evaluates the performance of its business and allocates its resources based on several factors, including a measure it calls Adjusted EBITDA. Continental Cement defines Adjusted EBITDA as net loss before interest expense and depreciation, depletion, amortization and accretion. Accretion is recognized on asset retirement obligations and reflects the time value of money. Since accretion is similar in nature to interest expense, it is treated consistently with interest expense and is excluded from Adjusted EBITDA.

Adjusted EBITDA reflects an additional way of viewing aspects of Continental Cement’s business that, when viewed with Continental Cement’s results determined in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) and the accompanying reconciliation to a U.S. GAAP financial measure included in the table below, may provide a more complete understanding of factors and trends affecting Continental Cement’s business. However, it should not be construed as being more important than other comparable U.S. GAAP measures and must be considered in conjunction with U.S. GAAP measures. In addition, non-GAAP financial measures are not standardized; therefore it may not be possible to compare such financial measures with other companies’ non-GAAP financial measures having the same or similar names. Continental Cement strongly encourages investors to review its consolidated financial statements in their entirety and not rely on any single financial measure.

Reconciliation of Net Loss to Adjusted EBITDA

	Three Months Ended
(in thousands)	March 28, 2015	March 29, 2014
Net loss	$(9,878)	$(8,153)
Interest expense	2,795	2,867
Depreciation, depletion and amortization	3,387	3,179
Accretion	27	22

Adjusted EBITDA	$(3,669)	$(2,085)

Consolidated Results of Operations

The tables below set forth Continental Cement’s consolidated results for each of the periods indicated.

	Three Months Ended
(in thousands)	March 28, 2015	March 29, 2014
Revenue	$15,794	$10,628
Cost of revenue (excluding items shown separately below)	17,371	10,902
General and administrative expenses	2,092	1,816
Depreciation, depletion, amortization and accretion	3,414	3,201

Operating loss	(7,083)	(5,291)
Other income, net	—	(5)
Interest expense	2,795	2,867

Net loss	$(9,878)	$(8,153)

Three months ended March 28, 2015 compared to the three months ended March 29, 2014

	Three Months Ended
($ in thousands)	March 28, 2015	March 29, 2014	Variance
Revenue	$15,794	$10,628	48.6%
Operating loss	$(7,083)	$(5,291)	33.9%
Operating margin	(44.8)%	(49.8)%
Adjusted EBITDA	$(3,669)	$(2,085)	76.0%

Continental Cement’s revenue increased 48.6% in the three months ended March 28, 2015. The revenue growth was primarily driven by a 10.7% improvement in pricing due to overall price improvements and a 38.5% increase in volumes.

In the first quarter of 2015, operating loss increased 33.9% to $7.1 million and operating margin, which Continental Cement defines as operating income as a percentage of revenue, was (44.8)% compared to (49.8)% in the three months ended March 29, 2014 and Adjusted EBITDA declined $1.6 million, or 76.0%. During the quarter, the Company incurred an additional $2.5 million of repair and maintenance expense and costs. The Company performs scheduled maintenance activities during its two annual scheduled shut downs in the first and third quarters. The increase in repair and maintenance costs incurred in three months ended March 28, 2015 as compared to the three months ended March 29, 2014 were a result of phasing certain repair activities previously performed during the scheduled third quarter plant shut down to the first quarter and due to additional use of contract labor to reduce the number of days in the shutdown.

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

Cash Flows

The following table summarizes Continental Cement’s net cash used for or provided by operating, investing and financing activities and Continental Cement’s capital expenditures for the periods indicated:

	Three Months Ended
(in thousands)	March 28, 2015	March 29, 2014
Net cash (used for) provided by:
Operating activities	$(5,631)	$(13,689)
Investing activities	(4,323)	(6,444)
Financing activities	9,954	20,129
Cash paid for capital expenditures	$(4,013)	$(6,492)

Operating activities

For the three months ended March 28, 2015, cash used for operating activities was $5.6 million as a result of:

•	Net loss of $9.9 million, adjusted for non-cash expenses of $3.8 million, which were primarily depreciation, depletion, amortization and accretion expense.

•	Cash utilized for working capital needs approximated $0.4 million primarily as a result of the Company increasing its inventory levels for the upcoming season ($3.9 million), which was partially offset by collections on accounts receivable ($2.7 million) and a $0.9 million net reduction in accounts payable and accrued expenses.

For the three months ended March 29, 2014, cash used in operating activities was $13.7 million as a result of:

•	Net loss of $8.2 million, adjusted for non-cash expenses of $3.3 million, which were primarily depreciation, depletion, amortization and accretion expense.

•	Cash utilized for working capital needs approximated $8.8 million primarily as a result of the Company increasing its inventory levels for the upcoming season ($4.1 million) and a $2.6 million decrease in accounts payable and accrued expenses, consistent with the seasonality of the Company’s business.

Investing activities

For the three months ended March 28, 2015, cash used for investing activities was $4.3 million, which was primarily used for capital investments made during the cement plant’s annual scheduled winter shutdown.

For the three months ended March 29, 2014, cash used for investing activities was $6.4 million, which was primarily used for capital investments. The capital expenditures included enhancement costs incurred during the cement plant’s annual scheduled winter shutdown, as well as continued development of the underground mine ($3.0 million).

Financing activities

For the three months ended March 28, 2015 and March 29, 2014, cash provided by financing activities was $10.0 million and $20.1 million, respectively, primarily driven by $12.4 million and $20.4 million, respectively, of net borrowings from Summit Materials to fund working capital requirements and capital investments.

Cash paid for capital expenditures

Continental Cement estimates that it will incur between $15.0 million and $20.0 million in capital expenditures in 2015, which it has funded or expects to fund through cash on hand, cash from operations and available borrowings under Summit Materials’ senior secured credit facilities.

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

In February 2011, Continental Cement incurred a property loss related to a sunken barge with cement product aboard. As of March 28, 2015 and December 27, 2014, the Company had $0.4 million included in accrued expenses as management’s best estimate of the remaining costs to remove the barge.

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

As of March 28, 2015, Continental Cement had no material off-balance sheet arrangements.

ITEM 4.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Continental Cement maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in Continental Cement’s reports under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to Continental Cement’s management, including Continental Cement’s Principal Executive Officer and Continental Cement’s Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Any controls and procedures, no matter how well designed and operated, can provide only reasonable, not absolute, assurance of achieving the desired control objectives. Continental Cement’s management, with the participation of Continental Cement’s Principal Executive Officer and Principal Financial Officer, has evaluated the effectiveness of Continental Cement’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 28, 2015. Based upon that evaluation, Continental Cement’s Principal Executive Officer and Principal Financial Officer concluded that, as of March 28, 2015, Continental Cement’s disclosure controls and procedures were effective to accomplish their objectives at the reasonable assurance level.

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

Pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012, which added Section 13(r) of the Exchange Act, we hereby incorporate by reference herein Exhibit 99.1 of this report, which includes disclosures publicly filed by Travelport Worldwide Limited, which may be considered an affiliate of The Blackstone Group L.P.; and, therefore, our affiliate.

The Company is not presently aware that it and its subsidiary knowingly engaged in any transaction or dealing reportable under Section 13(r) of the Exchange Act during the quarter ended March 28, 2015.

ITEM 6.	EXHIBITS

3.1	Certificate of Formation of Continental Cement Company, L.L.C., as amended (incorporated by reference to Exhibit 3.7 to the Registration Statement on Form S-4, filed on March 27, 2013 (File No. 333-187556)).

3.2	Amended and Restated Limited Liability Company Agreement of Continental Cement Company, L.L.C. (incorporated by reference to Exhibit 3.8 to the Registration Statement on Form S-4, filed on March 27, 2013 (File No. 333-187556)).

3.3	First Amendment to Amended and Restated Limited Liability Company Agreement of Continental Cement Company, L.L.C. (incorporated by reference to Exhibit 3.9 to the Registration Statement on Form S-4, filed on March 27, 2013 (File No. 333-187556)).

3.4	Second Amended and Restated Limited Liability Company Agreement of Continental Cement Company, L.L.C. (incorporated by reference to Exhibit 3.1 to the Current Report, filed on April 13, 2015 (File No. 333-187556-38)).

31.1*	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of the Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

95.1*	Mine Safety Disclosures.

99.1*	Section 13(r) Disclosure.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith
**	Furnished herewith

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

CONTINENTAL CEMENT COMPANY, L.L.C.

Date: May 5, 2015	By:	/s/ Thomas Beck
Thomas Beck
President (Principal Executive Officer)

Date: May 5, 2015	By:	/s/ Mark Strieker
Mark Strieker
Vice President of Finance and Administration (Principal Financial and Accounting Officer)